Form 10-Q
period 2008-08-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2008-12-03
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: _____________

HIGHLAND BUSINESS SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15202 N 8th Drive
Phoenix, AZ 85023

(Address of Principal Executive Offices) (Zip Code)

(602) 375-0888

(Issuer's telephone number)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 31, 2008 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

TABLE OF CONTENTS

Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets for the period ended August 31, 2008 ( unaudited) and for the year ended May 31, 2008	3

	Unaudited Condensed Statements of Operations for the three months ended August 31, 2008 and 2007, and cumulative during development stage from February 24, 2006 (inception) through August 31, 2008	4

	Unaudited Condensed Statements of Cash Flows for the three months ended August 31, 2008 and 2007, and cumulative during development stage from February 24, 2006 (inception) through August 31, 2008	5

	Unaudited Statements of Stockholders' Equity for the period from February 24, 2006 (inception) through August 31, 2008	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II	Other Information	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	11

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2008	2008
	(unaudited)
ASSETS

TOTAL CURRENT ASSETS - Cash	$167	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	22,803	20,513
Shareholders' services - deferred	-	-
(Deficit) accumulated during the development stage	(29,582)	(17,989)

Total Stockholders' Equity	167	9,470

	$167	$9,470

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2008	2007	August 31, 2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative	(11,598)	(1,460)	(29,597)

Total expenses	(11,598)	(1,460)	(29,597)

Interest Income	6	-	15

NET (LOSS)	$(11,592)	$(1,460)	$(29,582)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2008	2007	August 31, 2008

OPERATING ACTIVITIES
Net (loss)	$(11,592)	$(1,460)	$(29,582)
Stock issued for services	-	350	6,000
Contributed capital	2,290	1,110	14,288

NET CASH PROVIDED BY OPERATING ACTIVITIES	(9,303)	-	(9,294)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,461

NET INCREASE IN CASH	(9,303)	-	167

CASH, BEGINNING OF PERIOD	9,470	-	-

CASH, END OF PERIOD	$167	$-	$167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

(unadited)

Services contributed to capital				2,290		2,290

Net (loss) for the period					(11,592)	(11,592)
Balances, August 31, 2008, (unaudited)	6,946,100	$6,946	$-	$22,803	$(29,582)	$167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the three months ended August 31, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2008 and the results of its operations and cash flows for the three months ended August 31, 2008 have been made.  Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended May 31, 2008 and 2007, thereto contained in the Company’s Form S-1 filed on September 30, 2008.

NOTE 2 - GOING CONCERN

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our ability to continue in existence is dependent on its ability to develop additional sources of capital and achieve profitable operations. Management’s plan is to pursue our business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SERVICES CONTRIBUTED TO CAPITAL

Services contributed by management to capital during the periods ended August 31, 2008 and 2007, totaled $2,290 and $1,110, respectively, and were based on the fair value of such services. For 2008 those services consisted of management compensation of $450 and office overhead of $1,840. For 2007 those services consisted of management compensation of $450 and office overhead of $660.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our financial statements and the related notes included in this Form 10-Q.  Some of the information contained in this section or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.

OVERVIEW

Highland was incorporated on February 24, 2006 in the State of Nevada.  We have not yet begun our business operations and we currently have no revenue and no significant assets.  Highland has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Since becoming incorporated, Highland has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  Highland is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

CURRENT BUSINESS OPERATIONS

As of the date of this quarterly report, we have not started operations.  Our services are currently in the development stage and are not ready for commercial sale.  We anticipate they will be available in January 2009.

We are planning to focus our operations on the development of a diverse network of individuals and firms that can offer their professional services to public companies.  Our target market is primarily small companies that plan to go public, are about to go public, or are experiencing a transitional phase where they are in need of certain management personnel.  These companies often need assistance either short term or long term to ensure SEC compliance.  Using our service provider database, Highland will refer qualified professionals to these companies for employment as independent contractors.  Highland will charge a referral fee to the service provider of a negotiated percentage for a negotiated period of time based on the specific partnership.

Our management team is comprised of individuals who have significant experience in dealing with public companies and public company service providers.  In our dealings with these relationships, we identified a trend towards the growing need of assistance from professionals who offer various areas of expertise for public companies.  We continuously received requests to place public companies in contact with SEC attorneys, accountants, auditors, market markers and more.  When we put these companies in contact with the requested service provider, they were thankful and never made statements of dissatisfaction in regards to their integrity, professionalism, or quality of work.  Conversely, the SEC attorneys, accountants and auditors who received the referral were equally thankful for the business.  We saw this as an opportunity to fill a niche in the marketplace that is currently deficient.

The competitive research we’ve conducted in this area has uncovered only a handful of businesses that offer similar services.  All but one offer referral services in only one area (Ex: CPA’s).  Our plan is to offer referral services in all needed areas for public companies.  Companies in the process of going public who are in need of multiple services can utilize us for all of their needs.  In the same respect, established smaller public companies in need of an interim controller or financial officer can also find a qualified professional through us.

PLAN OF OPERATION

We have devised a three step plan to develop and implement our business.  This plan may be revised in the future as management finds necessary.  Any modifications to our business plan will be clearly expressed to the shareholders.

STEP I

Step I will primarily consist of contacting all of the attorneys, accountants, auditors, and other service providers we have already built a relationship with and determine if they are interested in becoming part of our database of service providers.  We plan to have agreements with 20 service providers by January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STEP II

During our second phase, we will work with legal counsel to construct the contracts and other legal documents for the relationships we will form between us, the service providers, and the public companies.  We will also continue to enhance our website and implement search engine placement tactics.  We will focus on our sales and marketing efforts by contacting local service providers and public companies to offer them our referral service.  Our goal is to have 100-300 service providers in our database and have established 15 successful relationships by September 2009.

STEP III

Step III will involve extensive web development including the design and release of a tool that will allow prospective clients to apply for their needed service in minutes online.  Our online application tool will allow both public companies and service providers to express the full range of their needs quickly and easily.  Using this, we will be able to download their request, and have a service provider or public company in mind (if available) when we contact them, reducing the turn-time significantly.  We will increase our sales and marketing efforts by targeting both nationwide and internationally based prospective clientele.  To execute this, we plan to employ a full or part-time sales professional.  Our goal is to have 1,000 service providers in our database and 100 relationships formed by January 2011.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007

During the three months ended August 31, 2008 and 2007, we did not have revenues and our expenses consisted primarily of rent and minimal salary compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have cash assets at August 31, 2008 of $167. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans. We did not have any cash flows during the three months ended August 31, 2008 except earned interest income of $6 from the Company's savings account.

On a short-term basis, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  Our assets consist of a savings account with a balance of $167.  Our total liabilities are $-0- at August 31, 2008.

We have only common stock as our capital resource.

MATERIAL COMMITMENTS

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for development of our website, marketing, sales and normal start up costs.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements, therefore, we will have to seek loans or equity placements.

No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development.  We have NO revenues.  We have NO committed source for any funds as of date here.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We have budgeted $20,000 for the period ending January 1, 2010. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, printing expenses and web site development.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our objectives.

LIMITED FINANCING.

We may  borrow  money to  finance  our  future  operations,  although  we do not currently  contemplate  doing so. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

Highland Business Services, Inc. (Registrant)

/s/ Marie C Moffett	/s/ Rodger D Spainhower
Name: Marie C Moffett	Name: Rodger D Spainhower
Title: President and Chief Operating Officer	Title: Chief Executive Officer and Chief Financial Officer

Dated: December 2, 2008	Dated: December 2, 2008