Form 10-Q
period 2008-11-30
HIGHLAND BUSINESS SERVICES, INC.
filed 2009-01-14
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2008

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 30, 2008 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

TABLE OF CONTENTS

Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets for the period ended November 30, 2008 ( unaudited) and for the year ended May 31, 2008	3

	Unaudited Condensed Statements of Operations for the three and six months ended November 30, 2008 and 2007, and cumulative during development stage from February 24, 2006 (inception) through November 30, 2008	4

	Unaudited Condensed Statements of Cash Flows for the six months ended November 30, 2008 and 2007, and cumulative during development stage from February 24, 2006 (inception) through November 30, 2008	5

	Unaudited Statements of Stockholders' Equity for the period from February 24, 2006 (inception) through November 30, 2008	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II	Other Information	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	11

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$168	$9,470
Prepaid Expenses - Fees	1,103	-

TOTAL CURRENT ASSETS	$1,270	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	27,603	20,513
(Deficit) accumulated during the development stage	(33,279)	(17,989)

Total Stockholders' Equity	1,270	9,470

	$1,270	$9,470

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 24, 2006
					(Inception)
	For the three months ended		For the six months ended		to
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	(3,698)	(1,710)	(15,296)	(3,170)	(33,294)

Total expenses	(3,698)	(1,710)	(15,296)	(3,170)	(33,294)

Interest Income	(0)	-	6	-	15

NET (LOSS)	$(3,698)	$(1,710)	$(15,290)	$(3,170)	$(33,279)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,000,000	6,946,100	6,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the six months ended		(Inception)
	November 30,		to
	2008	2007	November 30, 2008

OPERATING ACTIVITIES
Net (loss)	$(15,290)	$(3,170)	$(33,279)
Stock issued for services	-	950	6,000
Contributed capital	7,090	2,220	19,088
Prepaid expenses	(1,103)		(1,103)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(9,302)	-	(9,293)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,461

NET INCREASE IN CASH	(9,302)	-	168

CASH, BEGINNING OF PERIOD	9,470	-	-

CASH, END OF PERIOD	$168	$-	$168

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per	946,100	946		8,515		9,461
share on May 28, 2008

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

(unadited)

Services contributed to capital				7,090		7,090

Net (loss) for the period					(15,290)	(15,290)
Balances, November 30, 2008, (unaudited)	6,946,100	$6,946	$-	$27,603	$(33,279)	$1,270

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2008 and the results of its operations and cash flows for the three and six months ended November 30, 2008 have been made.  Operating results for the six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

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

NOTE 3 - SERVICES CONTRIBUTED TO CAPITAL

Services contributed by management to capital during the periods ended November 30, 2008 and 2007, totaled $7,090 and $2,220, respectively, and were based on the fair value of such services. For 2008, those services consisted of management compensation of $2,950 and office overhead of $4,140. For 2007 those services consisted of management compensation of $900 and office overhead of $1,320.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2007

During the three months ended November 30, 2008 and 2007, we did not have revenues and our expenses consisted primarily of rent and minimal salary compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have cash assets at November 30, 2008 of $168. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.  We did not have any cash flows during the three months ended November 30, 2008.

On a short-term basis, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  Our assets consist of a savings account with a balance of $168.  Our total liabilities are $-0- at November 30, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Highland Business Services, Inc. (Registrant)

/s/ Marie C Moffett	/s/ Rodger D Spainhower
Name: Marie C Moffett	Name: Rodger D Spainhower
Title: President and Chief Operating Officer	Title: Chief Executive Officer and Chief Financial Officer

Dated: January 14, 2009	Dated: January 14, 2009