Form 10-Q/A
period 2008-11-30
HIGHLAND BUSINESS SERVICES, INC.
filed 2009-04-13
CIK 1424415

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

Highland Business Services, Inc. (Registrant)

/s/ Marie C Moffett	/s/ Rodger D Spainhower
Name: Marie C Moffett	Name: Rodger D Spainhower
Title: President and Chief Operating Officer	Title: Chief Executive Officer and Chief Financial Officer

Dated: April 13 , 2009	Dated: April 13 , 2009