Form 10-Q
period 2009-02-28
HIGHLAND BUSINESS SERVICES, INC.
filed 2009-04-20
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 28, 2009

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of February 28, 2009 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

TABLE OF CONTENTS

Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets for the period ended February 28, 2009 (unaudited) and for the year ended May 31, 2008	3

	Unaudited Condensed Statements of Operations for the three and nine months ended February 28, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through February 28, 2009	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended February 28, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through February 28, 2009	5

	Unaudited Statements of Stockholders' Equity for the period from February 24, 2006 (inception) through February 28, 2009	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II	Other Information	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	11

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$138	$9,470
Prepaid Expenses - Fees	40	-

TOTAL CURRENT ASSETS	$178	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	31,526	20,513
(Deficit) accumulated during the development stage	(38,294)	(17,989)

Total Stockholders' Equity	178	9,470

	$178	$9,470

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 24, 2006
	For the three months ended		For the nine months ended		(Inception)
	February 28,		February 28,		to
	2009	2008	2009	2008	February 28, 2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	(5,015)	(4,435)	(20,311)	(7,605)	(38,309)

Total expenses	(5,015)	(4,435)	(20,311)	(7,605)	(38,309)

Interest Income	(0)	-	6	-	15

NET (LOSS)	$(5,015)	$(4,435)	$(20,305)	$(7,605)	$(38,294)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,000,000	6,946,100	6,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the nine months ended		(Inception)
	February 28,		to
	2009	2008	February 28, 2009

OPERATING ACTIVITIES
Net (loss)	$(20,305)	$(7,605)	$(38,294)
Stock issued for services	-	1,833	6,000
Contributed capital	11,013	5,772	23,011
Prepaid expenses	(40)		(40)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(9,332)	-	(9,323)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,300	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,300	9,461

NET INCREASE IN CASH	(9,332)	5,300	138

CASH, BEGINNING OF PERIOD	9,470	-	-

CASH, END OF PERIOD	$138	$5,300	$138

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement	946,100	946		8,515		9,461
at $0.01 per share on May 28, 2008

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

(unadited)

Services contributed to capital				11,013		11,013

Net (loss) for the period					(20,305)	(20,305)
Balances, February 28, 2009, (unaudited)	6,946,100	$6,946	$-	$31,526	$(38,294)	$178

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2009 and the results of its operations and cash flows for the three and nine months ended February 28, 2009 have been made.  Operating results for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

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

NOTE 3 - SERVICES CONTRIBUTED TO CAPITAL

Services contributed by management to capital during the periods ended February 28, 2009 and 2008, totaled $11,013 and $5,772, respectively, and were based on the fair value of such services. For 2009, those services consisted of management compensation of $4,950 and office overhead of $6,063. For 2008 those services consisted of management compensation of $4,247 and office overhead of $1,525.

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

CURRENT BUSINESS OPERATIONS

As of the date of this quarterly report, we have not started operations.  Our services are currently in the development stage and are not ready for commercial sale.  We had anticipated that these services would be available in January 2009, however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter.  Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor.  Our plan for the next quarter is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

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

STEP I

Step I will primarily consist of contacting all of the attorneys, accountants, auditors, and other service providers we have already built a relationship with and determine if they are interested in becoming part of our database of service providers.  We plan to have agreements with 20 service providers by June 2009.  This phase of the operation is already underway.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2008

During the three months ended February 28, 2009 and 2008, we did not have revenues and our expenses consisted primarily of rent and minimal salary compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have cash assets at February 28, 2009 of $138. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.  We did not have any cash flows during the three months ended February 28, 2009.

On a short-term basis, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  Our assets consist of a savings account with a balance of $138.  Our total liabilities are $-0- at February 28, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being February 28, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Highland Business Services, Inc. (Registrant)

/s/ Marie C Moffett	/s/ Rodger D Spainhower
Name: Marie C Moffett	Name: Rodger D Spainhower
Title: President and Chief Operating Officer	Title: Chief Executive Officer and Chief Financial Officer

Dated: April 20, 2009	Dated: April 20, 2009