Form 10-K
period 2009-05-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2009-09-15
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 333-153737

HIGHLAND BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15202 N 8th Drive
Phoenix, AZ 85023

(Address of Principal Executive Offices) (Zip Code)

(602) 375-0888

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock ($0.001 par value)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," " accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $-0- as of May 31, 2009.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of  September 11, 2009 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

PART I

ITEM 1.	BUSINESS

GENERAL

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

CURRENT BUSINESS OPERATIONS

As of the date of this annual report, we have not started operations.  Our services are currently in the development stage and are not ready for commercial sale.  We had anticipated that these services would be available by now, however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter.  Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor.  Mangement intends to devote more time to Highland's development and our plan for the next six months is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

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

STEP I

Step I will primarily consist of contacting all of the attorneys, accountants, auditors, and other service providers we have already built a relationship with and determine if they are interested in becoming part of our database of service providers.  This phase of the operation is already underway.

STEP II

During our second phase, we will work with legal counsel to construct the contracts and other legal documents for the relationships we will form between us, the service providers, and the public companies.  We will also continue to enhance our website and implement search engine placement tactics.  We will focus on our sales and marketing efforts by contacting local service providers and public companies to offer them our referral service.  Our goal is to have 100-300 service providers in our database and have established 15 successful relationships by February 2010.

STEP III

Step III will involve extensive web development including the design and release of a tool that will allow prospective clients to apply for their needed service in minutes online.  Our online application tool will allow both public companies and service providers to express the full range of their needs quickly and easily.  Using this, we will be able to download their request, and have a service provider or public company in mind (if available) when we contact them, reducing the turn-time significantly.  We will increase our sales and marketing efforts by targeting both nationwide and internationally based prospective clientele.  To execute this, we plan to employ a full or part-time sales professional.  Our goal is to have 1,000 service providers in our database and 100 relationships formed by July 2011.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2.	PROPERTIES

Our principal executive office location and mailing address is 15202 N 8th Drive, Phoenix, AZ 85023 and is the home of Joan Spainhower. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find larger space. We have no lease agreements.

ITEM 3.	LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our Directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “HGLB.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of May 31, 2009, there was not a market for our common stock on the OTCBB.

Fiscal Year Ending May 31, 2009
Quarter Ended	High $	Low $
May 31, 2009	n/a	n/a
Feb 28, 2009	n/a	n/a
Nov 30, 2008	n/a	n/a
Aug 31, 2008	n/a	n/a

HOLDERS

As of May 31, 2009, there were 6,946,100 shares of our common stock issued and outstanding and held by 38 holders of record.

DIVIDENDS

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our financial statements and the related notes included in this Form 10-K. Some of the information contained in this section or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.

OVERVIEW

Highland plans to focus our operations on the development of a diverse network of individuals and firms that can offer their professional services to public companies.  Our target market is primarily small companies that plan to go public, are about to go public, or are experiencing a transitional phase where they are in need of certain management personnel.  These companies often need assistance either short term or long term to ensure SEC compliance.  Using our service provider database, Highland will refer qualified professionals to these companies for employment as independent contractors.  Highland will charge a referral fee to the service provider of a negotiated percentage for a negotiated period of time based on the specific partnership.

As of the date of this annual report, we have not started operations.  Our services are currently in the development stage and are not ready for commercial sale.  We had anticipated that these services would be available by now, however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter.  Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor.  Mangement intends to devote more time to Highland's development and our plan for the next six months is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2009 COMPARED TO THE YEAR ENDED MAY 31, 2008

During the years ended May 31, 2009 and 2008, we did not have revenues and our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

LIQUIDITY

We have cash assets at May 31, 2009 of $93. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans. We did not have any cash flows during the year ended May 31, 2009.

On a short-term basis, we have not generated any revenues to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds.  Our assets consist of $93. Our total liabilites are $150 at May 31, 2009.

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for development of our website, marketing ,sales and normal start up costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements, therefore, we will have to seek loans or equity placements.

No commitments to provide additional funds have been made by any investors or stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets, for the years ended May 31, 2009 and 2008	F-2

	Statements of Operations for the years ended May 31, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through May 31, 2009	F-3

	Statement of Stockholders' equity (deficit) for the period from February 24, 2006 (inception) through May 31, 2009	F-4

	Statements of Cash Flows for the years ended May 31, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through May 31, 2009	F-5

	Notes to Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HIGHLAND BUSINESS SERVICES, INC.
Phoenix, AZ

We have audited the accompanying balance sheets of HIGHLAND BUSINESS SERVICES, INC. (a Nevada development stage enterprise) as of May 31, 2009 and 2008, and the related statements operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended May 31, 2009, and for the period from February 24, 2006 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, cash flows, and the financial position of HIGHLAND BUSINESS SERVICES, INC. for the years ended May 31, 2009 and 2008, and for the period from February 24, 2006 (inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not commenced operations. It has sustained losses to date and has a deficit in working capital and stockholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nick Herb Accounting Services, P.C.
Prescott Valley, Arizona
September 14, 2009

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	May 31,	May 31,
	2009	2008

ASSETS

TOTAL CURRENT ASSETS - Cash	$93	$9,470

Total Assets	$93	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

TOTAL CURRENT LIABILITIES - Accounts Payable	$150	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	36,696	20,513
(Deficit) accumulated during the development stage	(43,699)	(17,989)

Total Stockholders' Equity (Deficit)	(57)	9,470

Total Liabilities and Stockholders' Equity (Deficit)	$93	$9,470

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 24, 2006
	For the years ended		(Inception)
	May 31,		to
	2009	2008	May 31, 2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative	(25,716)	(11,655)	(43,714)

Total expenses	(25,716)	(11,655)	(43,714)

Interest Income	6	9	15

NET (LOSS)	$(25,710)	$(11,646)	$(43,699)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,078,842

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	$6,946	$-	$36,696	$(43,699)	$(57)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 24, 2006
	For the years ended		(Inception)
	May 31,		to
	2009	2008	May 31, 2009

OPERATING ACTIVITIES
Net (loss)	$(25,710)	$(11,646)	$(43,699)
Stock issued for services	-	2,483	6,000
Contributed capital	16,183	9,172	28,181
Accounts payable	150		150

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,377)	9	(9,368)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	9,461	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,461	9,461

NET INCREASE (DECREASE) IN CASH	(9,377)	9,470	93

CASH, BEGINNING OF PERIOD	9,470	-	-

CASH, END OF PERIOD	$93	$9,470	$93

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$7,633		$7,633
Shareholder's debt contributed to capital	(7,633)		(7,633)
	$-		$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(a Nevada development stage enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Highland Business Services, Inc. (the Company, we, us, our), formerly known as Coal Mountain Technologies, inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed February 24, 2006. Since inception it has had no operations. We are in the process of establishing ourselves as a company that will focus its operations on providing referral services and consulting to public companies in fulfillment of our business plan. We plan to form relationships between public companies in need of service and service providers who are available for employment as independent contractors.  We plan to generate revenue from the referral fees we will charge to the service providers upon employment by the public companies. The Company’s year-end is May 31.

Going Concern

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our ability to continue in existence is dependent on our ability to develop additional sources of capital and achieve profitable operations. Management’s plan is to pursue the above described business. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Equivalents

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share”.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments consist of cash at fair market value.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

HIGHLAND BUSINESS SERVICES, INC.
(a Nevada development stage enterprise)
Notes to Financial Statements

NOTE 2 – INCOME TAXES

The net operating loss carryforward and deferred start up costs are the two components of deferred tax assets for income tax purposes as of May 31, 2009, of approximately $3,620 which were reduced to zero after considering the valuation allowance of $3,620, since there is no assurance of future taxable income.

The net operating loss carryforward as of May 31, 2009 expires as follows:

Expiring Year	Amount
2026	$549
2027	224
2028	166
2029	5,000

Total	$5, 939

The following is an analysis of deferred tax assets as of May 31, 2009:

	Deferred	Valuation
	Tax Assets	Allowance		Balance
Deferred tax assets at May 31, 2008	$188	$	(188)	$-0-

Additions for the year	3,432		(3,432)	-0-

Deferred tax assets at May 31, 2009	$3,620	$	(3,620)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

	2009		2008
Expected income tax (benefit) at federal statutory tax rate -20%	$	(5,142)		$(2,329)
Permanent differences		1,710		2,296
Valuation allowance		3,432		33

Income tax expense	$	- 0 -	$	- 0 -

The tax effects of temporary differences which were computed at a Federal statutory rate of 20%, that give rise to deferred tax assets for the years ended May 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforwards	$1,000	$33
Deferred start-up costs	2,432	-
Total gross deferred tax assets	3,432	33
Valuation allowance	(3,432)	(33)
Net deferred tax assets, May31	$-0-	$-0-

Since no income tax returns have been filed as of May 31, 2009,all unfiled years are subject to examination by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

HIGHLAND BUSINESS SERVICES, INC.
(a Nevada development stage enterprise)
Notes to Financial Statements

NOTE 2 – INCOME TAXES

None of the expenses associated with management services or office overhead are deductible for income tax purposes except for formation fees of $939 paid for by management, therefore, such expenses are permanent differences in the determination of the net operating losses incurred since inception.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective June 1, 2008, we adopted SFAS No. 157, and have determined that it will not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective June 1, 2008, we adopted SFAS No. 159, and have determined that it will not have a material effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation.

HIGHLAND BUSINESS SERVICES, INC.
(a Nevada development stage enterprise)
Notes to Financial Statements

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 163 will have a material impact on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. SFAS No. 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. SFAS No. 168 provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on our results of operations or financial position.

NOTE 5 – EQUITY TRANSACTIONS

Private Placement of Common Stock

We completed a private placement of 946,100 shares of our restricted common stock for $0.01 per share on May 28, 2008. The gross proceeds received as of May 31, 2008 were $9,461.  No private placements of common stock were completed for the year ending May 31, 2009.

Services Contributed To Capital

Services contributed by management to capital during the years ended May 31, 2009 and 2008, totaled $16,183 and $11,646, respectively, and were based on the fair value of such services. For 2009 those services consisted of management compensation of $6,750, office overhead of $1,800, and two shareholders contributed debts owed to them by us for $7,633. For 2008 those services consisted of management compensation of $9,680 and office overhead of $1,966.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $1,800 for 2009 and 2008, and $5,850 since inception.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended May 31, 2009 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the names of our current executive officers and directors, their ages as of May 31, 2009 and their present positions.

Name	Age	Position Held with the Company
Rodger Spainhower, Sr.	65	Chief Executive Officer, Chief Financial Officer, Chairman and Director
Marie Moffett	30	President, Chief Operating Officer and Director
Joan M Spainhower	63	Senior Vice President and Director
Kevin Ericksteen	34	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Rodger Spainhower Sr. – Chief Executive Officer, Chairman and Director

Mr. Spainhower, age 65, has been CEO, CFO, chairman and director since February 2006.  He has been working as a business consultant since 1984 providing services to businesses in areas of management, administration, Security and Exchange compliance, software development and data management.  Prior to his consulting, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency.  Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US.  At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

Mr. Spainhower studied at Phoenix College, Phoenix, AZ and at the American Institute of Banking with special emphasis on Banking and Business Administration.

Mr. Spainhower is presently a director and secretary of Digilava, Inc., a Nevada corporation and has been since May, 2004

Mr. Spainhower is presently a director and secretary of Telava Networks, Inc., a California corporation and has been since September, 2007

Marie Moffett - President, Chief Operating Officer and Director

Mrs. Moffett, age 30, has been a director since April 2007 and became President and COO in June 2007.  Mrs. Moffett has also been working for Highland Financial Services (Sole Proprietorship) doing primarily SEC Edgar filings for public companies and data management and maintenance fee collections for RV resorts.

Prior to her employment with Highland, Mrs. Moffett worked in the Client Relationship Management department for Continental Promotion Group, Inc., an international rebate, sweepstakes, and premium fulfillment company, from 2003 to 2007.  During her employment, she held various positions from Account Coordinator to Senior Account Manager.  Before Continental Promotion Group, Inc., Mrs. Moffett held the position of office manager for Plaza Amusement, a vending and amusement game rental and management business, from April 2002 to May 2003.

Mrs. Moffett graduated in December 2001 with a Bachelor of Science degree from Northern Arizona University in Flagstaff, AZ.

Joan M Spainhower - Senior Vice President and Director

Mrs. Spainhower, age 63, has been Senior VP and director since April 2007. She has been the sole owner of Highland Financial Services (Sole Proprietorship), Phoenix, AZ, since 2004, where she oversees the daily operations consisting primarily of SEC EDGAR filings for public companies and data management and maintenance fee collections for RV resorts. She was previously employed full-time at an optometrist’s office in Scottsdale, AZ as a customer service representative for medical claims processing from 1998 to 2005.  She continued to work part-time until she terminated her employment in 2006.

Mrs. Spainhower studied at Phoenix College, Phoenix, AZ.

Kevin Ericksteen – Director

Kevin Ericksteen, age 34, has been a Director since April 2007. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona.   Since March 2003, Mr. Ericksteen has been employed as Manager of Ericksteen Consulting LLC where his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange. Mr. Ericksteen is also an owner of a mortage company and managing member of a real estate investment company.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

DIRECTOR INDEPENDENCE

As a Company with its common stock listed on the OTCBB, the Company does not have a director independence requirement.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

FINANCIAL EXPERT

None of our directors or officers have the qualifications or experience to be considered a financial expert.  We believe the cost related to retaining a financial expert as this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted.

FAMILY RELATIONSHIPS

Joan Spainhower is the wife of Rodger Spainhower.  Marie Moffett is the daughter of Rodger and Joan Spainhower.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonable designed to deter wrongdoing and promote honest and ethics conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics was attached as an exhibit to the Company's S-1 which was filed with the SEC on September 30, 2008.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodger Spainhower, Sr., CEO, CFO, Chairman & Director	2009	2,100	0	0	0	0	0	0	2,100
	2008	3,250	0	0	0	0	0	0	3,250
Marie Moffett, President, COO & Director	2009	4,650	0	0	0	0	0	0	4,650
	2008	4,250	0	0	0	0	0	0	4,250
Joan Spainhower, Senior Vice President & Director	2009	0	0	0	0	0	0	0	0
	2008	330	0	0	0	0	0	0	330
Kevin Ericksteen, Director	2009	0	0	0	0	0	0	0	0
	2008	1,850	0	0	0	0	0	0	1,850

ITEM 11.	EXECUTIVE COMPENSATION - continued

STOCK OPTION PLANS

The Company does not have any stock option in place as of May 31, 2009.

EMPLOYMENT AGREEMENTS

We have not entered into any employment or consulting agreements with our names executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 31, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,946,100 shares of our common stock issued and outstanding as of May 31, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Holder	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Rodger Spainhower, Sr. PO Box 9892, Phoenix, AZ 85068	1,333,334	19.22%

Common Stock	Marie C Moffett PO Box 9892, Phoenix, AZ 85068	1,333,333	19.22%

Common Stock	Joan M Spainhower PO Box 9892, Phoenix, AZ 85068	1,333,333	19.22%

Common Stock	Kevin Ericksteen PO Box 9892, Phoenix, AZ 850268	2,000,000	28.83%

	All executive officers and directors as a group (4 persons)		86.50%

(1)  This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Nick Herb Accouting Services, P.C. served as our independent registered public accounting firm for our fiscal years ended May 31, 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal years indicated.

	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 31, 2008

Audit Fees	$-	$8,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$-	$8,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagement for those fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonable related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153737), filed with the SEC on September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

Highland Business Services, Inc. (Registrant)

Dated: September 14, 2009	/s/ Rodger D Spainhower, Sr.
Name: Rodger D Spainhower, Sr.
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behand of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rodger D Spainhower, Sr.	Chief Executive Officer, Chief Financial Officer & Chairman of the Board	September 14, 2009
Rodger D Spainhower, Sr.

/s/ Marie C Moffett	President, Chief Operating Officer & Director	September 14, 2009
Marie C Moffett

/s/ Joan M Spainhower	Senior Vice President & Director	September 14, 2009
Joan M Spainhower

/s/ Kevin Ericksteen	Director	September 14, 2009
Kevin Ericksteen