Form 10-Q
period 2009-08-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2009-10-19
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2009

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 31, 2009 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

TABLE OF CONTENTS

Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets for the period ended August 31, 2009 (unaudited) and for the year ended May 31, 2009	3

	Unaudited Condensed Statements of Operations for the three months ended August 31, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through August 31, 2009	4

	Unaudited Statements of Stockholders' Equity for the period from February 24, 2006 (inception) through August 31, 2009	5

	Unaudited Condensed Statements of Cash Flows for the three months ended August 31, 2009 and 2008, and cumulative during development stage from February 24, 2006 (inception) through August 31, 2009	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II	Other Information	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	11

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$93
Prepaid Expenses - Fees	2,850	-

TOTAL CURRENT ASSETS - Cash	2,850	93

Total Assets	$2,850	$93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

TOTAL CURRENT LIABILITIES - Accounts Payable	$150	$150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	43,858	36,696
(Deficit) accumulated during the development stage	(48,104)	(43,699)

Total Stockholders' Equity (Deficit)	2,700	(57)

Total Liabilities and Stockholders' Equity (Deficit)	$2,850	$93

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2009	2008	August 31, 2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative	(4,405)	(11,598)	(48,113)

Total expenses	(4,405)	(11,598)	(48,113)

Interest Income	-	6	9

NET (LOSS)	$(4,405)	$(11,592)	$(48,104)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,946,100

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at
$0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	6,946	-	36,696	(43,699)	(57)

(unaudited)
Services contributed to capital				7,162		7,162

Net (loss) for the period					(4,405)	(4,405)
Balances, August 31, 2009 (unaudited)	6,946,100	$6,946	$-	$43,858	$(48,104)	$2,700

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2009	2008	August 31, 2009

OPERATING ACTIVITIES
Net (loss)	$(4,405)	$(11,592)	$(48,104)
Stock issued for services	-	-	6,000
Contributed capital	7,162	2,290	35,343
Accounts payable	-		150
Prepaid expenses	(2,850)		(2,850)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(93)	(9,303)	(9,461)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,461

NET INCREASE (DECREASE) IN CASH	(93)	(9,303)	0

CASH, BEGINNING OF PERIOD	93	9,470	-

CASH, END OF PERIOD	$-	$167	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$7,162	$7,633	$14,795
Shareholder's debt contributed to capital	(7,162)	(7,633)	(14,795)
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2009 and the results of its operations and cash flows for the three months ended August 31, 2009 have been made.  Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2010.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended May 31, 2009, thereto contained in the Company’s Form 10-K.

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

NOTE 3 - SERVICES CONTRIBUTED TO CAPITAL

Services contributed by management to capital during the periods ended August 31, 2009 and 2008, totaled $7,162 and $2,290, respectively, and were based on the fair value of such services. For 2009 those services consisted of management compensation of $1,800, office overhead of $450, and two shareholders contributed debts owed to them by us for $2,155. For 2008 those services consisted of management compensation of $450 and office overhead of $1,840.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $450 for the periods ended August 31, 2009 and 2008, and $6,300 since inception.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2009 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2008

During the three months ended August 31, 2009 and 2008, we did not have revenues and our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

LIQUIDITY

We have no cash assets at August 31, 2009. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans. We did not have any cash flows during the three months ended August 31, 2009.

On a short-term basis, we have not generated any revenues to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds. Our assets consist of $2,850 for accounting retainer. Our total liabilites are $150 at August 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We have budgeted $20,000 for future development. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, printing expenses and web site development.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Highland Business Services, Inc. (Registrant)

Dated: October 19, 2009	/s/ Rodger D Spainhower
Name: Rodger D Spainhower
Title: Chief Executive Officer and Chief Financial Officer

Dated: October 19, 2009	/s/ Marie C Moffett
Name: Marie C Moffett
Title: President and Chief Operating Officer