Form 10-Q
period 2010-02-28
HIGHLAND BUSINESS SERVICES, INC.
filed 2010-04-14
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 28, 2010

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

(602) 375-0888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐ No  (Not Required)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

o Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of February 28, 2010 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

TABLE OF CONTENTS

Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets for the period ended February 28, 2010 (unaudited) and for the year ended May 31, 2009	3

	Unaudited Condensed Statements of Operations for the three and nine months ended February 28, 2010 and 2009, and cumulative during development stage from February 24, 2006 (inception) through February 28, 2010	4

	Unaudited Statements of Stockholders' Equity for the period from February 24, 2006 (inception) through February 28,2010	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended February 28, 2010 and 2009, and cumulative during development stage from February 24, 2006 (inception) through February 28, 2010	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II	Other Information	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Removed and Reserved)	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	11

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$330	$93
Accounts Receivable	2,890	-
Prepaid Expenses - Fees	-	-

TOTAL CURRENT ASSETS - Cash	3,220	93

Total Assets	$3,220	$93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

TOTAL CURRENT LIABILITIES - Accounts Payable	$-	$150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	52,462	36,696
(Deficit) accumulated during the development stage	(56,188)	(43,699)

Total Stockholders' Equity (Deficit)	3,220	(57)

Total Liabilities and Stockholders' Equity (Deficit)	$3,220	$93

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 24, 2006
	For the three months ended		For the nine months ended		(Inception)
	February 28,		February 28,		to
	2010	2009	2010	2009	February 28, 2010

REVENUES	$3,220	$-	$3,220	$-	$3,220

EXPENSES
General and administrative	(4,316)	(5,010)	(15,709)	(20,305)	(59,417)

Total expenses	(4,316)	(5,010)	(15,709)	(20,305)	(59,417)

Interest Income	-	-	-	6	9

NET (LOSS)	$(1,096)	$(5,010)	$(12,489)	$(20,299)	$(56,188)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,946,100	6,946,100	6,946,100

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	6,946	-	36,696	(43,699)	(57)

(unaudited)
Services contributed to capital				15,766		15,766

Net (loss) for the period					(12,489)	(12,489)
Balances, February 28, 2010 (unaudited)	6,946,100	$6,946	$-	$52,462	$(56,188)	$3,220

The accompanying notes are an integral part of these financial statements

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the nine months ended		(Inception)
	February 28,		to
	2010	2009	February 28, 2010

OPERATING ACTIVITIES
Net (loss)	$(12,489)	$(20,299)	$(56,188)
Stock issued for services	-	-	6,000
Contributed capital	15,766	11,013	43,947
Accounts receivable	(2,890)		(2,890)
Accounts payable	(150)		-
Prepaid expenses	-	(40)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	237	(9,327)	(9,131)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,461

NET INCREASE (DECREASE) IN CASH	237	(9,327)	330

CASH, BEGINNING OF PERIOD	93	9,470	-

CASH, END OF PERIOD	$330	$143	$330

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$15,766	$7,633	$23,399
Shareholder's debt contributed to capital	(15,766)	(7,633)	(23,399)
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the nine months ended February 28, 2010 and 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2010 and the results of its operations and cash flows for the three and nine months ended February 28, 2010 have been made.  Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2010.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended May 31, 2009, thereto contained in the Company’s Form 10-K.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SERVICES CONTRIBUTED TO CAPITAL

Services contributed by management to capital during the periods ended February 28, 2010 and 2009, totaled $15,766 and $11,013, respectively, and were based on the fair value of such services. For 2010 those services consisted of management compensation of $6,000, office overhead of $1,350, and two shareholders contributed debts owed to them by us for $8,416. For 2009 those services consisted of management compensation of $4,950 and office overhead of $6,063.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $1,350 for the periods ended February 28, 2010 and 2009, and $7,200 since inception.

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

CURRENT BUSINESS OPERATIONS

Our primary business plan is to focus our operations on the development of a diverse network of individuals and firms that can offer their professional services to public companies. Our target market is primarily small companies that plan to go public, are about to go public, or are experiencing a transitional phase where they are in need of certain management personnel. These companies often need assistance either short term or long term to ensure SEC compliance. Using our service provider database, Highland will refer qualified professionals to these companies for employment as independent contractors. Highland will charge a referral fee to the service provider of a negotiated percentage for a negotiated period of time based on the specific partnership.

Our referral services described above are currently in the development stage and are not ready for commercial sale. We had anticipated that these services would be available by now; however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter. Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor. Management intends to devote more time to Highland's development and our plan for the next six months is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

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

Additionally, the Company is expanding the business plan to include other sources of revenue.  During the quarter ended February 28, 2010, the Company began providing SEC compliance services as an EDGAR filing agent.  The added revenue from the EDGAR filing services will help fund the implementation of the referral services plan of operation.

PLAN OF OPERATION

Referral Services

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2009

During the three months ended February 28, 2010 and 2009, our revenue was $3,220 and $0, respectively.  Our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

LIQUIDITY

Our cash assets were $330 at February 28, 2010. We will be reliant upon the revenue from the EDGAR filing service fees as well as shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

On a short-term basis, we have only generated revenues of $3,220 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds. Our assets consist of $330 cash and $2,890 in accounts receivable. Our total liabilities are $0 at February 28, 2010.

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if the referral services operations are commenced, substantial capital will be needed to pay for development of our website, marketing, sales and normal start up costs.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements; therefore, we will have to seek loans or equity placements.

No commitments to provide additional funds have been made by any investors or stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development. We have no committed source for any funds as of the date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our referral services business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being February 28, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

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

Highland Business Services, Inc. (Registrant)

Dated: April 14, 2010	/s/ Rodger D Spainhower
Name: Rodger D Spainhower
Title: Chief Executive Officer and Chief Financial Officer

Dated: April 14, 2010	/s/ Marie C Moffett
Name: Marie C Moffett
Title: President and Chief Operating Officer