Form 10-K
period 2010-05-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2010-09-14
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 001-34642

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $-0- as of May 31, 2010.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 14, 2010 was 6,946,100.

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

Our referral services described above are in the development stage.   Highland has begun performing a minimal amount of referral services with Joan Spainhower, a related party.  The only services that are currently ready for commercial sale are EDGAR Filing Services performed by Mrs. Spainhower's business. We had anticipated that other services would be available by now; however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter. Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor. Management intends to devote more time to Highland's development and our plan for the next six months is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

Our management team is comprised of individuals who have significant experience in dealing with public companies and public company service providers. In our dealings with these relationships, we identified a trend towards the growing need of assistance from professionals who offer various areas of expertise for public companies. We continuously received requests to place public companies in contact with SEC attorneys, accountants, auditors, market makers and more. When we put these companies in contact with the requested service provider, they were thankful and never made statements of dissatisfaction in regards to their integrity, professionalism, or quality of work. Conversely, the SEC attorneys, accountants and auditors who received the referral were equally thankful for the business. We saw this as an opportunity to fill a niche in the marketplace that is currently deficient.

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

While we continue to develop our referral strategies, we have also been pursuing other types of business that will add revenue and value to the company and shareholders' equity.

Additionally, the Company had planned to expand the business plan to include other sources of revenue.  During the quarter ended February 28, 2010, the Company began providing SEC compliance services as an EDGAR filing agent.  Management decided to discontinue providing EDGAR filing services after solidifying a referral agreement with Joan Spainhower, a related party.  It was decided that, instead of providing EDGAR services to new clients and setting up an EDGAR operation, a referral fee would be charged to Mrs. Spainhower's EDGAR Filing business for revenue brought in by new clients that Highland referred to Mrs. Spainhower.

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

As of May 31, 2010, there was not a market for our common stock on the OTCBB.

Fiscal Year Ending May 31, 2010
Quarter Ended	High $	Low $
May 31, 2010	n/a	n/a
Feb 28, 2010	n/a	n/a
Nov 30, 2009	n/a	n/a
Aug 31, 2009	n/a	n/a

HOLDERS

As of May 31, 2010, there were 6,946,100 shares of our common stock issued and outstanding and held by 38 holders of record.

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

As of the date of this annual report, Highland has begun performing a minimal amount of referral services with Joan Spainhower, a related party.  The only services that are currently ready for commercial sale are EDGAR Filing Services performed by Mrs. Spainhower's business.  The Company has solidified a referral agreement with Joan Spainhower, a related party.  A referral fee will be charged to Mrs. Spainhower's EDGAR Filing business for revenue brought in by new clients that Highland referred to Mrs. Spainhower.  Our other services are currently in the development stage and are not ready for commercial sale.  We had anticipated that those services would be available by now, however, our management was unable to devote the time necessary to fully implement their business plan during the previous quarter.  Management has surveyed many potential service providers who have been positively interested in becoming an independent contractor.  Mangement intends to devote more time to Highland's development and our plan for the next six months is to acquire signed agreements with these individuals and companies and continue to pursue additional independent contractors for our database.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2010 COMPARED TO THE YEAR ENDED MAY 31, 2009

During the years ended May 31, 2010 and 2009, our revenue was $2,030 and $0, respectively.  Our expenses consisted primarily of rent, minimal salary compensation, registration fees and accounting and auditing fees.

LIQUIDITY

Our cash assets were $3,144 at May 31, 2010. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

On a short-term basis, we have only generated revenues of $2,030 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds.  Our assets consist of $3,144 cash and $75 in prepaid expenses. Our total liabilites are $2,013 at May 31, 2010.

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if the referral services operations are fully commenced, substantial capital will be needed to pay for development of our website, marketing, sales and normal start up costs.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets, for the years ended May 31, 2010 and 2009	F-2

	Statements of Operations for the years ended May 31, 2010 and 2009, and cumulative during development stage from February 24, 2006 (inception) through May 31, 2010	F-3

	Statement of Stockholders' equity (deficit) for the period from February 24, 2006 (inception) through May 31, 2010	F-4

	Statements of Cash Flows for the years ended May 31, 2010 and 2009, and cumulative during development stage from February 24, 2006 (inception) through May 31, 2010	F-5

	Notes to Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HIGHLAND BUSINESS SERVICES, INC.
Phoenix, AZ

We have audited the accompanying balance sheets of HIGHLAND BUSINESS SERVICES, INC. (a Nevada development stage enterprise) as of May 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended May 31, 2010, and for the period from February 24, 2006 (inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIGHLAND BUSINESS SERVICES, INC. as of May 31, 2010 and 2009, and the results of operations and its cash flows for the years ending May 31, 2010, May 31, 2009, and  for the period from February 24, 2006 (inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has not generated sufficient operations to cover its operation expenses. It has sustained losses to date and has a deficit in working capital and stockholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Nick Herb Accounting Services, P.C.

Nick Herb Accounting Services, P.C.
Prescott Valley, Arizona
September 10, 2010

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$3,144	$93
Prepaid Expenses - Fees	75	-

TOTAL CURRENT ASSETS	3,219	93

Total Assets	$3,219	$93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$150
Accounts payable - related parties	2,013	-

TOTAL CURRENT LIABILITIES	2,013	150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	60,012	36,696
(Deficit) accumulated during the development stage	(65,753)	(43,699)

Total Stockholders' Equity (Deficit)	1,206	(57)

Total Liabilities and Stockholders' Equity (Deficit)	$3,219	$93

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 24, 2006
	For the years ended		(Inception)
	May 31,		to
	2010	2009	May 31, 2010

REVENUES	$2,030	$-	$2,030

EXPENSES
General and administrative	24,084	25,716	67,792

Total expenses	24,084	25,716	67,792

Interest Income	-	6	9

NET (LOSS)	$(22,054)	$(25,710)	$(65,753)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,946,100

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	6,946	-	36,696	(43,699)	(57)

Services contributed to capital				23,316		23,316

Net (loss) for the year					(22,054)	(22,054)
Balances, May 31, 2010	6,946,100	$6,946	$-	$60,012	$(65,753)	$1,206

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 24, 2006
	For the years ended		(Inception)
	May 31,		to
	2010	2009	May 31, 2010

OPERATING ACTIVITIES
Net (loss)	$(22,054)	$(25,710)	$(65,753)
Adjustments to reconcile net (loss) to net cash used by
operating activities
Stock issued for services	-	-	6,000
Contributed capital	23,316	16,183	51,497
Changes in operating assets and liabilities
Accounts receivable	-	-	-
Accounts payable	(150)	150	-
Accounts payable - related party	2,013		2,013
Prepaid expenses	(75)	-	(75)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,051	(9,378)	(6,317)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	9,461

NET INCREASE (DECREASE) IN CASH	3,051	(9,378)	3,144

CASH, BEGINNING OF PERIOD	93	9,470	-

CASH, END OF PERIOD	$3,144	$93	$3,144

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder's cash advances contributed to capital	$13,116	$7,633	$15,697
Shareholder's services and rent contributed to capital	10,200	8,550	35,800
	$23,316	$16,183	$51,497

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended May 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Highland Business Services, Inc. (the Company, we, us, our), formerly known as Coal Mountain Technologies, inc., is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities". It is a Nevada corporation, formed February 24, 2006. Since inception it has had limited operations. We are in the process of establishing ourselves as a company that will focus its operations on providing referral services and consulting to public companies in fulfillment of our business plan. We plan to form relationships between public companies in need of service and service providers who are available for employment as independent contractors.  We plan to generate revenue from the referral fees we will charge to the service providers upon employment by the public companies. As of January 2010, we commenced receiving referral fees for services referred to a related party service provider, providing us with our limited income earned this fiscal year. The Company’s year-end is May 31.

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

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended May 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 2 – INCOME TAXES

The net operating loss carryforward and deferred start up costs are the two components of deferred tax assets for income tax purposes as of May 31, 2010, of approximately $5,991 which were reduced to zero after considering the valuation allowance of $5,991, since there is no assurance of future taxable income.

The net operating loss carryforward as of May 31, 2009 expires as follows:

Expiring Year	Amount
2026	$549
2027	224
2028	166
2029	5,000
2030	11,277

Total	$17,216

The following is an analysis of deferred tax assets as of May 31, 2010:

	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at May 31, 2009	$3,620	$(3,620)	$-0-

Additions for the year	2,371	-2,371	-0-

Deferred tax assets at May 31, 2010	$5,991	$(5,991)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended May 31:

	2010		2009
Expected income tax (benefit) at
federal statutory tax rate -20%		$(4,411)		$(5,142)
Permanent differences		2,040		1,710
Valuation allowance		2,371		3,432

Income tax expense	$	- 0 -	$	- 0 -

The tax effects of temporary differences which were computed at a Federal statutory rate of 20%, that give rise to deferred tax assets for the years ended May 31, 2010 and 2009 are as follows:

	2010	2009

Net operating loss carryforwards	$1,000	$1,000
Deferred start-up costs	1,371	2,432
Total gross deferred tax assets	2,371	3,432
Valuation allowance	(2,371)	(3,432)
Net deferred tax assets, May 31	$-0-	-0-

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended May 31, 2010 and 2009

NOTE 3 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended May 31, 2010 and 2009

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 – EQUITY TRANSACTIONS

Services contributed by management to capital during the periods ended May 31, 2010 and 2009, totaled $23,316 and $16,183, respectively, and were based on the fair value of such services. For 2010 those services consisted of management compensation of $8,400, office overhead of $1,800, and two shareholders who contributed debts owed to them by us for $13,116. For 2009 those services consisted of management compensation of $6,750, office overhead of $1,800 and two shareholders who contributed debts owed to them by us for $7,633.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $1,800 for the years ended May 31, 2010 and 2009, and $7,650 since inception through May 31, 2010.

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended May 31, 2010 and 2009

NOTE 6 – RELATED PARTY TRANSACTIONS

Referral agreement

On February 15, 2010, we began offering Edgar filing services to our new customers and recorded Edgar revenue of $3,220 during the third quarter ended February 28,2010.  We later realized that since such services were being outsourced to a related party, Joan Spainhower, the wife of our Chief Executive Officer  who was the sole proprietor/owner of Highland Busines Services, that perhaps we should have also included expenses attributed to the related party’s efforts for such services. We concluded that it would be more consistent with our business plan to treat the services provided by the related party like any other customer from whom we would earn fees, and to therefore only record the agreed upon referral fee of 25% of all services the related party provided. Accordingly, as of May 31, 2010, we adjusted Edgar services earned for the period from February 15, 2010 to May 31, 2010, to a total of $2,030, of which $805 would have been attributed to the third quarter . Therefore, regarding the third quarter Form 10Q unaudited financial statements for our current fiscal year,  we overstated revenues for the three and nine months and the cumulative revenues to date by $2,415, understated the net loss for the three and nine months and the cumulative loss ended February 28, 2010 by $2,415, and overstated stockholders equity by $2,415 as of February 28, 2010. The effect on net loss per share for the three and nine months ended February 28, 2010, did not change.

In the agreement with Mrs. Spainhower, we agreed to refer business to her for a referral fee of 25% of all revenues generated from the referrals. The referral fees must be paid to us on a monthly basis as cash is collected from referrals, and such fees must be accompanied with accounting records in support of the fee calculations.

Accounts payable – related party

Because of the above mentioned adjustments, we owed Mrs. Spainhower $2,013 as of May 31, 2010.

NOTE 7– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through September 13, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended May 31, 2010 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the names of our current executive officers and directors, their ages as of May 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Rodger Spainhower, Sr.	66	Chief Executive Officer, Chief Financial Officer, Chairman and Director
Marie Moffett	30	President, Chief Operating Officer and Director
Joan M Spainhower	63	Senior Vice President and Director
Kevin Ericksteen	35	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Rodger Spainhower Sr. – Chief Executive Officer, Chairman and Director

Mr. Spainhower, age 66, has been CEO, CFO, chairman and director since February 2006.  He has been working as a business consultant since 1984 providing services to businesses in areas of management, administration, Security and Exchange compliance, software development and data management.  Prior to his consulting, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency.  Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US.  At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

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

Mrs. Spainhower graduated from Phoenix College, Phoenix, AZ.

Kevin Ericksteen – Director

Kevin Ericksteen, age 35, has been a Director since April 2007. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona.   Since March 2003, Mr. Ericksteen has been employed as Manager of Ericksteen Consulting LLC where his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange. Mr. Ericksteen is also an owner of a mortage company and managing member of a real estate investment company.

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

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodger Spainhower, Sr., CEO, CFO, Chairman & Director	2010	3,000	0	0	0	0	0	0	3,000
	2009	2,100	0	0	0	0	0	0	2,100
Marie Moffett, President, COO & Director	2010	5,400	0	0	0	0	0	0	5,400
	2009	4,650	0	0	0	0	0	0	4,650
Joan Spainhower, Senior Vice President & Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Kevin Ericksteen, Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION - continued

STOCK OPTION PLANS

The Company does not have any stock option in place as of May 31, 2010.

EMPLOYMENT AGREEMENTS

We have not entered into any employment or consulting agreements with our names executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,946,100 shares of our common stock issued and outstanding as of May 31, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

The Company has solidified a referral agreement with Joan Spainhower, a related party.  A referral fee will be charged to Mrs. Spainhower's EDGAR Filing business for revenue brought in by new clients that Highland referred to Mrs. Spainhower.  No other directors, executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Nick Herb Accouting Services, P.C. served as our independent registered public accounting firm for our fiscal years ended May 31, 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal years indicated.

	Fiscal Year Ended May 31, 2010	Fiscal Year Ended May 31, 2009

Audit Fees	$6,150	$10,350
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$6,150	$10,350

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

Highland Business Services, Inc. (Registrant)

Dated: September 14, 2010	/s/ Rodger D Spainhower, Sr.
Name: Rodger D Spainhower, Sr.
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behand of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rodger D Spainhower, Sr.	Chief Executive Officer, Chief Financial Officer & Chairman of the Board	September 14, 2010
Rodger D Spainhower, Sr.

/s/ Marie C Moffett	President, Chief Operating Officer & Director	September 14, 2010
Marie C Moffett

/s/ Joan M Spainhower	Senior Vice President & Director	September 14, 2010
Joan M Spainhower

/s/ Kevin Ericksteen	Director	September 14, 2010
Kevin Ericksteen