Form 10-Q
period 2010-08-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2010-10-13
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2010

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

☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 31, 2010 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$519	$3,144
Prepaid Expenses - Fees	3,613	75

TOTAL CURRENT ASSETS	4,132	3,219

Total Assets	$4,132	$3,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - related parties	$1,132	$2,013

TOTAL CURRENT LIABILITIES	1,132	2,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	65,862	60,012
(Deficit) accumulated during the development stage	(69,809)	(65,753)

Total Stockholders' Equity	3,000	1,206

Total Liabilities and Stockholders' Equity	$4,132	$3,219

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2010	2009	August 31, 2010

REVENUES	$1,406	$-	$3,436

EXPENSES
General and administrative	5,462	4,405	73,254

Total expenses	5,462	4,405	73,254

Interest Income	-	-	9

NET (LOSS)	$(4,056)	$(4,405)	$(69,809)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,946,100

* less than $0.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Cash and services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Cash and services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Cash and services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Cash and services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	6,946	-	36,696	(43,699)	(57)

Services contributed to capital				23,316		23,316

Net (loss) for the year					(22,054)	(22,054)
Balances, May 31, 2010	6,946,100	6,946	-	60,012	(65,753)	1,205

Cash and services contributed to capital				5,850		5,850

Net (loss) for the period					(4,056)	(4,056)
Balances, August 31, 2010, (unaudited)	6,946,100	$6,946	$-	$65,862	$(69,809)	$3,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the three months ended		(Inception)
	August 31,		to
	2010	2009	August 31, 2010

OPERATING ACTIVITIES
Net (loss)	$(4,056)	$(4,405)	$(69,809)
Adjustments to reconcile net (loss) to net cash used by
operating activities
Stock issued for services	-	-	6,000
Services and rent contributed to capital	2,850	2,250	38,650
Changes in operating assets and liabilities
Accounts receivable	-	-	-
Accounts payable	-	-	-
Accounts payable - related party	(881)		1,132
Prepaid expenses	(3,538)	(2,850)	(3,613)

NET CASH USED IN OPERATING ACTIVITIES	(5,625)	(5,005)	(27,640)

FINANCING ACTIVITIES
Cash advances contributed to capital	3,000	4,912	18,697
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	4,912	28,158

NET INCREASE (DECREASE) IN CASH	(2,625)	(93)	519

CASH, BEGINNING OF PERIOD	3,144	93	-

CASH, END OF PERIOD	$519	$-	$519

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the three months ended August 31, 2010 and 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2010 and the results of its operations and cash flows for the three months ended August 31, 2010 have been made.  Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended May 31, 2010, thereto contained in the Company’s Form 10-K.

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

NOTE 3 – EQUITY TRANSACTIONS

Services Contributed To Capital

Services contributed by management to capital during the periods ended August 31, 2010 and 2009, totaled $5,850 and $7,162, respectively, and were based on the fair value of such services. For 2010 those services consisted of management compensation of $2,400, office overhead of $450, and a shareholder who contributed debts owed to them by us for $3,000. For 2009 those services consisted of management compensation of $1,800, office overhead of $450 and two shareholders who contributed debts owed to them by us for $4,912.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $450 for the three months ended August 31, 2010 and 2009, and $8,100 since inception through August 31, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

Referral agreement and prior period adjustment

On February 15, 2010 we began offering Edgar filing services to our new customers and recorded Edgar revenue of $3,220 during the third quarter ended February 28,2010.  We later realized that since such services were being outsourced to a related party, Joan Spainhower, the wife of our Chief Executive Officer who was the sole proprietor/owner of Highland Business Services, that perhaps we should have also included expenses attributed to the related party’s efforts for such services. We concluded that it would be more consistent with our business plan to treat the services provided by the related party like any other customer from whom we would earn fees, and to therefore only record the agreed upon referral fee of 25% of all services the related party provided. Accordingly, as of May 31, 2010, we adjusted Edgar services earned for the period from February 15, 2010 to May 31, 2010, to a total of $2,030, of which $805 would have been attributed to the third quarter. Therefore, regarding the third quarter Form 10Q unaudited financial statements for our current fiscal year, we overstated revenues for the three and nine months and the cumulative revenues to date by $2,415, understated the net loss for the three and nine months and the cumulative loss ended February 28, 2010 by $2,415, and overstated stockholders equity by $2,415 as of February 28, 2010. The effect on net loss per share for the three and nine months ended February 28, 2010, did not change. In the agreement with Mrs. Spainhower, we agreed to refer business to her for a referral fee of 25% of all revenues generated from the referrals. The referral fees must be paid to us on a monthly basis as cash is collected from referrals, and such fees must be accompanied with accounting records in support of the fee calculations.

Accounts payable – related party

Based on discussions in Note 4, we owed Mrs. Spainhower $1,132 as of August 31, 2010.

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

Additionally, the Company had planned to expand the business plan to include other sources of revenue.  During the quarter ended February 28, 2010, the Company began providing SEC compliance services as an EDGAR filing agent.  However, management decided to discontinue providing EDGAR filing services after solidifying a referral agreement with Joan Spainhower, a related party.  It was decided that, instead of providing EDGAR services to new clients and setting up an EDGAR operation, a referral fee would be charged to Mrs. Spainhower's EDGAR Filing business for revenue brought in by new clients that Highland referred to Mrs. Spainhower.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2010 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2009

During the three months ended August 31, 2010 and 2009, our revenue was $ 1406 and $ 0, respectively.  Our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

LIQUIDITY

Our cash assets were $519 at August 31, 2010. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

On a short-term basis, we have only generated revenues of $1,406 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds and funding from our shareholders. Historically, we have received funds from our shareholders as contributed capital however, there can be no assurance our shareholders will continue to provide funds to us in the future.  Our assets consist of $519 cash and $0 in accounts receivable. Our total liabilities are $4,132 at August 31, 2010.

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if the referral services operations are fully commenced, substantial capital will be needed to pay for development of our website, marketing, sales and normal start up costs.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements; therefore, we will have to seek loans or equity placements.  Historically, we have received funds from our shareholders as contributed capital however, there can be no assurance our shareholders will continue to provide funds to us in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Highland Business Services, Inc. (Registrant)

Dated: October 13, 2010	/s/ Rodger D Spainhower
Name: Rodger D Spainhower
Title: Chief Executive Officer and Chief Financial Officer

Dated: October 13, 2010	/s/ Marie C Moffett
Name: Marie C Moffett
Title: President and Chief Operating Officer