Form 10-Q
period 2010-11-30
HIGHLAND BUSINESS SERVICES, INC.
filed 2011-01-12
CIK 1424415

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2010

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 30, 2010 was 6,946,100.

HIGHLAND BUSINESS SERVICES, INC.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$369	$3,144
Accounts Receivable	283	-
Prepaid Expenses - Fees	-	75

TOTAL CURRENT ASSETS	652	3,219

Total Assets	$652	$3,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$213	$-
Accounts payable - related parties	-	2,013

TOTAL CURRENT LIABILITIES	213	2,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 75,000,000
shares authorized, 6,946,100 issued and outstanding	6,946	6,946
Paid in Capital	71,777	60,012
(Deficit) accumulated during the development stage	(78,285)	(65,753)

Total Stockholders' Equity	439	1,206

Total Liabilities and Stockholders' Equity	$652	$3,219

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 24, 2006
	For the three months ended		For the six months ended		(Inception) to
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010

REVENUES	$1,415	$-	$2,821	$-	$4,851

EXPENSES
General and administrative	9,891	6,988	15,353	11,393	83,145

Total expenses	9,891	6,988	15,353	11,393	83,145

Interest Income	-	-	-	-	9

NET (LOSS)	$(8,476)	$(6,988)	$(12,532)	$(11,393)	$(78,285)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,946,100	6,946,100	6,946,100	6,946,100

* less than $0.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Shareholders'		During the
	Common Stock		Services -	Paid-in	Development
	Shares	Amount	Deferred	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-	$-
Issuance of common stock, February 24, 2006
at $.001 per share for future services	6,000,000	6,000	(6,000)			-

Value of services subsequently rendered
for previously issued shares of common stock			960			960

Cash and services contributed to capital				549		549

Net (loss) for the period					(1,509)	(1,509)
Balances, May 31, 2006	6,000,000	6,000	(5,040)	549	(1,509)	-

Value of services subsequently rendered
for previously issued shares of common stock			2,557			2,557

Cash and services contributed to capital				2,277		2,277

Net (loss) for the year					(4,834)	(4,834)
Balances, May 31, 2007	6,000,000	6,000	(2,483)	2,826	(6,343)	-

Shares issued for cash in a private placement at $0.01 per share on May 28, 2008	946,100	946		8,515		9,461

Value of services subsequently rendered
for previously issued shares of common stock			2,483			2,483

Cash and services contributed to capital				9,172		9,172

Net (loss) for the year					(11,646)	(11,646)
Balances, May 31, 2008	6,946,100	6,946	-	20,513	(17,989)	9,470

Cash and services contributed to capital				16,183		16,183

Net (loss) for the year					(25,710)	(25,710)
Balances, May 31, 2009	6,946,100	6,946	-	36,696	(43,699)	(57)

Services contributed to capital				23,316		23,316

Net (loss) for the year					(22,054)	(22,054)
Balances, May 31, 2010	6,946,100	6,946	-	60,012	(65,753)	1,205

Cash and services contributed to capital				11,765		11,765

Net (loss) for the period					(12,532)	(12,532)
Balances, November 30, 2010, (unaudited)	6,946,100	$6,946	$-	$71,777	$(78,285)	$439

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 24, 2006
	For the six months ended		(Inception)
	November 30,		to
	2010	2009	November 30, 2010

OPERATING ACTIVITIES
Net (loss)	$(12,532)	$(11,393)	$(78,285)
Adjustments to reconcile net (loss) to net cash used by
operating activities
Stock issued for services	-	-	6,000
Services and rent contributed capital	5,700	4,500	41,500
Changes in operating assets and liabilities
Accounts receivable	(283)	-	(283)
Accounts payable	213	(150)	213
Accounts payable - related party	(2,013)	-	(0)
Prepaid expenses	75	(38)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,840)	(7,080)	(30,855)

FINANCING ACTIVITIES
Cash advances contirbuted to capital	6,065	6,987	21,762
Proceeds from sale of common stock	-	-	9,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,065	6,987	31,223

NET INCREASE (DECREASE) IN CASH	(2,775)	(93)	369

CASH, BEGINNING OF PERIOD	3,144	93	-

CASH, END OF PERIOD	$369	$0	$369

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HIGHLAND BUSINESS SERVICES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the six months ended November 30, 2010 and 2009
(Unaudited)

Note 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of November 30, 2010 and the results of its operations and cash flows for the three and six months ended November 30, 2010 have been made.  Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011.

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

NOTE 3 – EQUITY TRANSACTIONS

Services Contributed To Capital

Services contributed by management to capital during the periods ended November 30, 2010 and 2009, totaled $11,765 and $11,487, respectively, and were based on the fair value of such services. For 2010 those services consisted of management compensation of $4,800, office overhead of $900, and two shareholders who contributed debts owed to them by us for $6,065. For 2009 those services consisted of management compensation of $3,600, office overhead of $900 and two shareholders who contributed debts owed to them by us for $6,987.

Our office is in the home of our President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. We have rented this space since our inception; total rent was $900 for the six months ended November 30, 2010 and 2009, and $8,550 since inception through November 30, 2010.

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

Accounts payable – related party

Based on discussions in Note 4, we owed Mrs. Spainhower $-0- as of November 30, 2010.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2009

During the six months ended November, 2010 and 2009, our revenues were $ 1415 and $ 0, respectively.  Our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

LIQUIDITY

Our cash assets were $369 at November 30, 2010. We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans.

On a short-term basis, we have only generated revenues of $1,415 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt of private placement proceeds and funding from our shareholders. Historically, we have received funds from our shareholders as contributed capital however, there can be no assurance our shareholders will continue to provide funds to us in the future.  Our assets consist of $369 cash and $283 in accounts receivable. Our total liabilities are $213 at November 30, 2010, which are only accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Highland Business Services, Inc. (Registrant)

Dated: January 12, 2011	/s/ Rodger D Spainhower
Name: Rodger D Spainhower
Title: Chief Executive Officer and Chief Financial Officer

Dated: January 12, 2011	/s/ Marie C Moffett
Name: Marie C Moffett
Title: President and Chief Operating Officer