Form 10-Q
period 2011-02-28
HIGHLAND BUSINESS SERVICES, INC.
filed 2011-04-18
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34642

HIGHLAND BUSINESS SERIVES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Avenida Fabricante, Suite 100, San Clemente, California	92672
(Address of principal executive offices)	(Zip Code)

(949) 276-5428
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2011 was 24,676,600 shares.

HIGHLAND BUSINESS SERVICES, INC.
QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(unaudited)

	February 28	May 31
	2011	2010
		(audited)

ASSETS

CURRENT ASSETS
Cash	$ 144	$ 3,144
Accounts Receivable	879	-
Prepaid Expenses - Fees	-	75

TOTAL CURRENT ASSETS	1,023	3,219

TOTAL ASSETS	$ 1,023	$ 3,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	100	-
Accounts Payable - Related Party	-	2,013

TOTAL CURRENT LIABILITIES	100	2,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 450,000,000
shares authorized, 41,676,600 issued and outstanding	41,676	41,676
Paid in Capital	72,385	55,282
Accumulated Deficit (during development stage)	(113,138)	(95,752)

Total Stockholders' Equity	923	1,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,023	$ 3,219

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVIVCES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative from
	For the three months ended		For the nine months ended		February 24, 2006
	February 28		February 28		(Inception) to
	2011	2010	2011	2010	February 28, 2011

TOTAL REVENUES	596	3,220	3,417	3,220	5,447

EXPENSES
General and Administrative	5,450	4,316	20,802	15,709	88,594

Total Expenses	5,450	4,316	20,802	15,709	88,594

Net (Loss) from Operations	(4,854)	(1,096)	(17,385)	(12,489)	(83,147)

OTHER INCOME AND (EXPENSE)
Interest Income	-	-	-	-	9

Total Other Income (Expense)	-	-	-	-	9

NET (LOSS)	$ (4,854)	$ (1,096)	$ (17,385)	$ (12,489)	$ (83,138)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	41,646,600	41,646,600	41,646,600	41,646,600

*Less than $(.01) per share

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Additional	(Deficit) During	Total
	Common Shares		Shareholders'	Paid-in	Development	Stockholders'
	Shares	Amount	Services - Deferred	Capital	Stage	Equity

Balances at Inception	-	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock, February 24, 2006,
@ $.001/share for future services	36,000,000	36,000	(6,000)		(30,000)	-

Value of services rendered for previously
issued shares of common stock			960			960

Cash and services contributed to capital				549		549

Net Income (Loss)					(1,509)	(1,509)

Balance at May 31, 2006	3 6,000,000	$ 36,000	$ (5,040)	$ 549	$ (31,509)	$ -

Value of services rendered for previously
issued shares of common stock			2,557			2,557

Cash and services contributed to capital				2,277		2,277

Net Income (Loss)				-	(4,834)	(4,834)

Balance at May 31, 2007	36,000,000	$ 36,000	$ (2,483)	$ 2,826	$ (36,343)	$ -

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

					Accumulated
				Additional	(Deficit) During	Total
	Common Shares		Shareholders'	Paid-in	Development	Stockholders'
	Shares	Amount	Services - Deferred	Capital	Stage	Equity
Issuance of Common Stock, May 28, 2008
@ $.001/share for future services	5,676,600	5,676		3,785		9,461

Value of services rendered for previously
issued shares of common stock			2,483			2,483

Cash and services contributed to capital				9,172		9,172

Net Income (Loss)					(11,646)	(11,646)

Balance at May 31, 2008	41,676,600	$ 41,676	$ -	$ 15,783	$ (47,989)	$ 9,470

Cash and services contributed to capital				16,183		16,183

Net Income (Loss)					(25,710)	(25,710)

Balance at May 31, 2009	41,676,600	$ 41,676	$ -	$ 31,966	$ (73,699)	$ (57)

Services contributed to capital				23,316		23,316

Net Income (Loss)					(22,054)	(22,054)

Balance at May 31, 2010	41,676,600	$ 41,676	$ -	$ 55,282	$ (95,753)	$ 1,205

Cash and services contributed to capital				17,103		17,103

Net Income (Loss)					(17,385)	(17,385)

Balance at February 28, 2011 (unaudited)	41,676,600	$ 41,676	$ -	$ 72,385	$ (113,138)	$ 923

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative from
			February 24, 2006
	Nine Months Ended February 28		(Inception) to
	2011	2010	February 28, 2011

OPERATING ACTIVITIES
Net (Loss)	$ (17,385)	$ (12,489)	$ (83,138)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Stock issued for services	-	-	6,000
Contributed capital	8,251	8,416	44,288
Changes in operating assets and liabilities
Accounts Receivable	(880)	(2,890)	(880)
Prepaid Expense	75	-	-
Accounts Payable	100	(150)	100
Accounts Payable - Related Parties	(2,014)		-

Net cash used in operating activities	(11,853)	(7,113)	(33,630)

FINANCING ACTIVITIES
Cash advances contributed to capital	8,852	7,350	24,312
Proceeds from sale of common stock	-	-	9,461

Net cash provided by financing activities	8,852	7,350	33,773

NET INCREASE (DECREASE) IN CASH	(3,001)	237	143

CASH, BEGINNING OF PERIOD	3,144	93	-

CASH, END OF PERIOD	$ 143	$ 330	$ 143

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
	$ -	$ -	$ -

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2011 and the results of its operations and cash flows for the three and nine months ended February 28, 2011 have been made.  Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended May 31, 2011.

These condensed financial statements should be read in conjunction with the financial statements and notes for the year ended May 31, 2010, thereto contained in the Company’s Form 10-K.

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

NOTE 3 – EQUITY TRANSACTIONS

Services and Cash Contributed To Capital

Services and cash contributed by management to capital during the periods ended February 28, 2011 and 2010, totaled $17,103 and $15,766, respectively, and were based on the fair value of such services. For 2011, those services consisted of management compensation of $6,900, office overhead of $1,351, and two shareholders who contributed cash totaling $8,852. For 2010 those services consisted of management compensation of $6,000, office overhead of $1,350 and two shareholders who contributed cash totaling $8,416.

During the time period of this report, the Company’s office was in the home of the former President/CEO and includes the fair value of space and communications incurred on a month to month basis of $150. The Company has rented this space since inception; total rent was $1,350 for the nine months ended February 28, 2011 and 2010, and $9.900 since inception through February 28, 2011.

HIGHLAND BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

Referral agreement and prior period adjustment

On February 15, 2010 we began offering Edgar filing services to our new customers and recorded Edgar revenue of $3,220 during the third quarter ended February 28, 2010.  We later realized that since such services were being outsourced to a related party, Joan Spainhower, the wife of our Chief Executive Officer who was the sole proprietor/owner of Highland Business Services, that perhaps we should have also included expenses attributed to the related party’s efforts for such services. We concluded that it would be more consistent with our business plan to treat the services provided by the related party like any other customer from whom we would earn fees, and to, therefore, only record the agreed upon referral fee of 25% of all services the related party provided. Accordingly, as of May 31, 2010, we adjusted Edgar services earned for the period from February 15, 2010 to May 31, 2010, to a total of $2,030, of which $805 would have been attributed to the third quarter. Therefore, regarding the third quarter Form 10Q unaudited financial statements for our current fiscal year, we overstated revenues for the three and nine months and the cumulative revenues to date by $2,415, understated the net loss for the three and nine months and the cumulative loss ended February 28, 2010 by $2,415, and overstated stockholders equity by $2,415 as of February 28, 2010. The effect on net loss per share for the three and nine months ended February 28, 2010, did not change. In the agreement with Mrs. Spainhower, we agreed to refer business to her for a referral fee of 25% of all revenues generated from the referrals. The referral fees must be paid to us on a monthly basis as cash is collected from referrals, and such fees must be accompanied with accounting records in support of the fee calculations.

Accounts payable – related party

Based on discussions in Note 4, we owed Mrs. Spainhower $-0- as of February 28, 2011.

NOTE 5 – SUBSEQUENT EVENT

On March 2, 2011 the Registrant waived all final closing conditions and closed on the transaction contemplated in the Acquisition Agreement and Plan of Merger, dated February 2, 2011 (“Merger Agreement”) by and among HGLB Sub Co (“SUB CO”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Elevate Marketing Group, LLC, a Utah limited liability company, together with its wholly owned subsidiaries (“Elevate”).  Previously, on February 11, 2011, the Registrant entered into an Addendum No. 1 (“Addendum”) to the Acquisition Agreement and Plan of Merger, dated February 2, 2011 (“Merger Agreement”) by and among HGLB Sub Co (“SUB CO”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company.  Pursuant to the Addendum the effective date was extended from February 14, 2011 to February 22, 2011 to complete the conditions set forth in the Merger Agreement.

HIGHLAND BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Pursuant to the terms of the Merger Agreement and concurrent with the closing of the Merger, the Registrant declared a forward split on the basis of six (6) shares of common stock to be issued for every one (1) share issued and outstanding on February 28, 2011, the record date. The 6:1 forward split was announced on the OTCBB Daily List on February 25, 2011 and took effect at the open of business on February 28, 2011. Additionally, pursuant to the terms of the Merger Agreement, the Registrant accepted the resignation of its prior officers and directors and appointed Mr. Wright Thurston as President, Chief Executive Officer, Treasurer, and a Director of the Registrant effective February 22, 2011.

Pursuant to the conditions to closing of the Merger, the Registrant issued 19,000,000 shares of common stock in exchange for 100% of Elevate’s outstanding membership interest and obtained cancellation of a total of 36,000,000 shares of common stock.

As a result of the closing of the Merger, the Registrant’s main focus has been redirected to the operations of Elevate.  The Registrant now owns 100% of Elevate, which is a premier digital services provider with an array of IP and wireless residential services. Elevate Broadband offers wireless residential Internet service with up to 10 mbps service. Elevate also offers a fully integrated suite of home security products and services that include Elevate Interactive, a complete home security management system operated online or through a wireless mobile App. Elevate Entertainment is both an IP based TV and Satellite TV service offered in cooperation with DirecTV™ and DISH Network™. Elevate Mobile provides mobile services that offer the latest smart phone technologies.

As a result of the reverse merger referenced in Note 5 above, a 6:1 stock split became effective on February 28, 2011.  The stock split changed the number of authorized common shares from 75,000,000 to 450,000,000 and the number of issued and outstanding common shares from 6,946,100 to 41,676,600.  The par value of the common stock remained at $.001 per share.  With the par value remaining the same, the value of the common stock on the Balance Sheet and the Statement of Stockholders’ Equity for period ending February 28, 2011 and February 28, 2010 increased by $34,730 from $6,949 to $41,676.  The Paid in Capital Balance decreased by the same amount resulting in a balance of $42,385 and $25,382 for the period ending February 28, 2011 and February 28, 2010, respectively.  On March 2, 2011, 36,000,000 common shares owned by the former officers of the Company were cancelled and 19,000,000 common shares were issued in exchange for 100% of Elevate’s outstanding membership interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan as a provider of communications and digital services;

o	unavailability of funds for capital expenditures and/or general working capital;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to incorporate the Elevate assets into our operations;

o	our ability to generate sufficient funds to operate the Elevate operations, as a result of completion of our merger;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	inability to achieve future sales levels or other operating results;

o	the inability of management to effectively implement our strategies and business plans;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Highland”, “the Company”, and similar terms refer to Highland Business Services, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

On February 2, 2011, Highland Business Services, Inc., entered into a reverse triangular merger by and among HGLB Sub Co (“Sub Co”), a Nevada corporation and our wholly owned subsidiary, and Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company, Sub Co and Elevate being the constituent entities in the merger. Pursuant to the terms of the merger, Sub Co merged with Elevate wherein Sub Co ceased to exist and Elevate became our wholly owned subsidiary. As a result of the merger, which occurred on March 2, 2011, our entire operations are currently based upon the operations of Elevate.

As a result of the completion of the merger, we now market and provide an array of IP and wireless residential services.

In connection with the Merger we filed a Certificate of Change pursuant to Nevada Revised Statute 78.209, to effectuate a six (6) to one (1) forward split of our common stock outstanding on February 28, 2011, the record date, and increased our authorized common stock, in the same ratio as the forward split, from 75,000,000 shares to 450,000,000 shares, par value $0.001 per share.

Change in Control

In connection with the closing of the Merger, Mr. Wright Wesley Thurston acquired control of the Company. Mr. Thurston acquired beneficial control of approximately 13,363,960 shares of common stock as a result of his membership interest in Elevate of which the Company acquired 100% of the outstanding membership interest pursuant to the Merger Agreement, wherein Mr. Thurston is the chief executive officer.

Additionally, in connection with the closing of the Merger, Mr. Roger Spainhower resigned from his positions as Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer, Ms. Marie Moffett resigned from her positions as President, Chief Operating Officer, and a Director, Joan Spainhower resigned from her positions as Senior Vice President and a Director and Kevin Ericksteen resigned from his position as a Director of the Company. Prior to the resignations of the Board of Directors, the Board of Directors appointed Mr. Wright Wesley Thurston to serve as the sole member of the Board of Directors on February 22, 2011.

Our Operations

As a result of the closing of the merger our main focus has been redirected to the operations of Elevate.

Elevate is a premier digital services provider with an array of IP and wireless residential services. Elevate Broadband offers wireless residential Internet service with up to 10 mbps service. Elevate also offers a fully integrated suite of home security products and services that include Elevate Interactive, a complete home security management system operated online or through a wireless mobile App. Elevate Entertainment is both an IP based TV and Satellite TV service offered in cooperation with DirecTV™ and DISH Network™. Elevate Mobile provides mobile services that offer the latest smart phone technologies.

Elevate is comprised of four key components that will contribute to our growth and sustainability:

1. THE ELEVATE STACK
The Elevate Stack is an exclusive line of terrestrial digital services delivered over the nation’s largest wireless mesh network.

2. ELEVATE SOAR
An intense business development and personal improvement training series. SOAR consists of audio and video training courses, live training conferences and exclusive software tools.

3. ELEVATE UP
A proprietary customer relationship management platform developed to ensure a remarkable customer experience. Elevate Up enables Elevate to interact with customers and our network of independent sales representatives in an efficient and productive manor. Our business process is augmented with enterprise software tools that automate mission-critical tasks such as billing, compensation tracking, customer provisioning and billing. Elevate Up is a rich internet application (RIA) which leverages the very latest data management systems.

4. THE ELEVATE 4G NETWORK
Our terrestrial network is the first to provide wireless distribution of a fully-integrated suite of services including the five most popular in-home digital services. Our network is deployed in cooperation with leading carrier-class wireless providers (a co-operative with T-Mobile® and Clear ®). The result is the nation’s largest 4G network consisting of interconnects with over a thousand advanced radio towers using the latest wireless mesh technologies. Our network enables us to provide our customers with reliable, anytime and anywhere access to the nation’s largest 4G footprint. The Stack makes it easy for us to stand behind our brand promise to always deliver the very best digital services.

Our purpose is to articulate a comprehensive marketing plan together with actionable initiatives which will enable us to reach more customers, inspire more meaningful customer engagements and exceed shareholder expectations for growth and profitability. This Marketing Plan will serve as both a directive and as a method of measurement. Our primary objective is to improve brand awareness, increase new customer acquisition and achieve greater levels of profitability. Our marketing plan is focused on the following objectives:

- Win new customers through improved sales tools and streamlined sales processes.
- Retain existing customers through enhanced customer relationship management.
- Add 1000 Independent Elevate Direct Sales Representatives
- Add 3500 Independent Elevate Network Sales Representatives
- Create a strong brand presence.

As a result of careful analysis of internal and external conditions, we have identified and articulated five fundamental marketing strategies which will enable us to address the market.

Success will depend on our ability to:

- Execute the tactical measures defined in the plan
- Implement customer management systems to streamline the customer onboarding process
- Improve back office systems to support the entire customer journey
- Streamline recruiting processes
- Complete the roll out of all remaining Elevate Products and Services
- Create a strong brand presence.

Consumers are adopting the “bundled services” concept at an ever increasing rate. Demand for faster, more integrated services is one of the fastest evolving segments of the communications industry. The addressable market is large. Capturing the “early adopters” presents the most significant opportunity over the next five years. Elevate has identified the need to be selective and to focus marketing initiatives toward “early adopter” segments. Significant markets exist among several demographics.

Distribution

The Company is using both direct and indirect ways to sell its products and services through direct sales representatives. Direct forms of distribution include summer sales campaigns, door-to-door market and Internet marketing. The company also sells its products and services through indirect channels including outbound telemarketing to customer referrals obtained from new and existing customers.

Direct Sales

Summer sales campaign –The Company sells its products and services through door to door-marketing. This is one of the most effective and cost efficient means of marketing. A sales representative sells directly at the customer’s door. All installation and activation of the product purchased is made directly at the users’ site. The process is convenient and allows the user to “test drive” the benefits of the Company’s products and services before even initiating the purchase. As all the products sold are branded, the Company does not incur significant advertisement and marketing expenses to build consumer awareness of the Company and its products and services.

Online Direct Sales – Management also aims to build a strong presence in online marketing. The Company, through its website, www.goelevate.com, plans to directly sell its products and services through the Internet. The website contains information about service promotions and facilitates quick and easy sign-up or enables the user to request contacted later sales contact. This Internet marketing strategy will complement other marketing strategies and serve as a means for customers to contact the Company, as well as online technical support.

Indirect Sales

Customer referral - Product awareness is created through customer references. The Company also sells products and services through customer references. These referrals are submitted online by the representative and the customers are solicited by the company’s in-house call center, which is specifically trained to contact these leads in compliance with all Federal and State mandated rules and regulations. Once the customer is converted, the sales representative who submitted the reference gets an additional bonus. This additional compensation for the conversion by the sales center provides enough incentive to the representatives to get customer referrals. Management estimates to add one new customer for every existing customer that gives up to twelve referrals. The company also has rewards programs for customers to motivate them to refer twelve or more clients. Marketing through word-of-mouth has proven to be very successful marketing concept.

RESULTS OF OPERATIONS

Please note that the results of operations provided below do not relate to the current operations acquired through the closing of the merger with Elevate.

Revenues totaled $596 during the three months ended February 28, 2011 as compared to $3,220 during the three months ended February 28, 2010.  During the nine months ended February 28, 2011, revenues totaled $3,417 as compared to $3,220 during the nine months ended February 28, 2010.

Expenses totaled $5,450 during the three months ended February 28, 2011 as compared to $4,316 in the same period in 2010.  During the nine months ended February 28, 2011, expenses totaled $20,802 as compared to $15,709 during the nine months ended February 28, 2010.  Our expenses consisted primarily of rent, minimal salary compensation and accounting and auditing fees.

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

Liquidity and Capital Resources

As of February 28, 2011, we had $144 in cash and $879 in accounts receivables. The following table provides detailed information about our net cash flow for period ended February 28, 2011 and 2010. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Nine Months Ended February 28,
	2010	2009
Net cash provided by (used in) operating activities	$(11,853)	$(7,113)
Net cash provided by (used in) financing activities	8,852	7,350
Net increase/(decrease) in Cash	(3,001)	237
Cash, beginning of period	3,144	93
Cash, end of period	$143	$330

Operating activities

Net cash used in operating activities was $11,853 for the nine months ended February 28, 2011, as compared to $7,113 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in net operating loss, decrease in accounts receivable and increase in accounts payable to related parties.

Financing activities

Net cash provided by financing activities for the nine months ended February 28, 2011 was $8,852, as compared to $7,350 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to an increase in cash advances for capital.

On a short-term basis, we have only generated revenues of $3,417 during the nine months ended February 28, 2011 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs, we will be dependent on receipt of private placement proceeds and funding from our stockholders. Historically, we have received funds from stockholders as contributed capital however, there can be no assurance stockholders will continue to provide funds in the future.  Assets consist of $144 cash and $879 in accounts receivable. Total liabilities are $100 at February 28, 2011 representing only accounts payable.

We believe that cash flow from operations will meet only a part of our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives as well as our current research and development programs, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

As of the date of this Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Wright Thurston and Principal Financial Officer, Donna Moore, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures did operate effectively as of the end of the period covered by this report in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of February 28, 2011.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.               Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Risks Related to our Business

We may not be able to obtain necessary hardware, software and operational support.

We depend on third party suppliers and licensors to supply the majority of the hardware, software and operational support necessary to provide some of our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect our ability to retain and attract subscribers, and have a material negative impact on our operations, business, financial results and financial condition.

Our business is characterized by rapid technological change, and if we do not respond appropriately to technological changes, our competitive position may be harmed.

We operate in a highly competitive, consumer-driven and rapidly changing environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer.

The ability of our competitors to acquire or develop and introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings also may require us in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services we currently offer to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact our ability to respond to technological advances in a timely manner.

We require financing to implement our business plan. In the event we are unable to acquire financing, we may not be able to implement our business plan, resulting in a loss of revenues and ultimately the loss of your investment.

We intend to raise $5 million in equity capital in order to market and sell our bundled products and services throughout the United States. These funds are critical to progress operations. We might face difficulties in procuring these funds given the current state of the credit and equity markets and our minimal operating history. There can be no assurance that we will be able to raise all or a meaningful portion of such capital, which can delay the planned execution and seriously hamper our growth opportunities in the market.

We also do not have any contingency plans in an event these funds are not raised. If we are unable to secure the entire $5 million in equity capital, the scope of the project, as currently contemplated, will necessarily change substantially and will likely delay the execution of the current business plan as a whole. There can be no assurance that the required capital to implement our current business plan will be raised in time, and our stockholders may lose part or all of their investment.

We depend on Strategic Partnership Relationships, the loss of which will negatively impact the Company.

We are largely dependent on our strategic relationship with various service providers across the country. These service providers form an integral part of the solution we are expected to provide. Our ability to enhance revenues and earnings depends on our contract terms with these service providers. In the event any of these providers increase the price for their service or terminate their contract with us, our business will be adversely impacted and this will jeopardize our ability to achieve our growth objectives.

Unfavorable economic conditions might impede consumer discretionary purchases, which may negatively affect revenues and therefore, the overall business condition.

The recent downturn in the United States economy has resulted in job losses, tightening of the credit and equity markets, failure of the financial markets and the bankruptcy of several large and small entities. If current economic conditions continue or worsen we could experience potential declines in revenues, profitability and cash flow due to reduced customer acceptance and orders for our products and services. Additionally, it could materially impact our ability to raise additional debt or equity capital which will negatively impact business, results of operations and overall financial condition.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally; all of which are beyond our control. Consumer purchases of discretionary items, like our products and services, tend to decline during recessionary periods when disposable income is lower.  If our targeted consumer’s discretionary budget lessens, it will negatively impact sales of our products and services and thus decrease our revenues.

We depend on certain key employees, and believe the loss of any of them would have a material adverse effect on our business.

We depend on the continued services of our management team, as well as our outside consultants. While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives. We have no assurance that we will not lose the services of these or other key personnel and consultants and may not be able to timely replace any personnel if we do lose their services.

Our present limited operations have not yet proven profitable.

To date, we have not shown a profit in our operations and have generated only limited revenue during a short test marketing phase. We cannot assure that we will achieve or attain profitability in 2011 or at any other time. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition and thus our stockholders may lose part or all of their investment.

Our auditor’s have substantial doubt about our ability to continue as a going concern.  Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose all of their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing will likely be dilutive to current stockholders.

Our management has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on our Management, and their lack of experience in operating a public company, our investors are at risk in losing their entire investment. Management intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Until such future financing occurs, we are reliant upon Management to make the appropriate management decisions.

Our ability to attract qualified sales and marketing personnel is critical to our future success, and any inability to attract such personnel could harm our business.

Our future success depends heavily on our ability to attract and retain additional qualified direct and network sales personnel. We face competition for these individuals worldwide, and there is a significant concentration of direct marketing companies based in and around our headquarters in Southern California and neighboring States. As such, we may not be able to attract or retain additional and required numbers of direct and network sales representatives, which could have a material adverse effect on our results of operations and financial condition.

Our business is conducted, and virtually all revenues are generated through one channel, which is direct selling, conducted by direct sales representatives. As these representatives will be paid on production basis, the attrition rate will be high. Therefore, in order to grow the business and our margins, we will have to make continued investments in recruiting sales agents and continually innovating our selling strategy. The market acceptance for direct selling model will also be instrumental to our growth. In the event that we are not able to recruit a sufficient number of qualified sales representatives, or our sales representatives do not adequately perform, our Company will be negatively affected.

We are subject to significant competition from large, well-funded companies.

The industry we compete in is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary field of interest to develop new products and services; some of which may be similar and/or competitive to our products and services.

Although there are a few number of players in our industry that are providing Internet based bundled services, the business model is easily replicable. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, sales and distribution and other resources than us.

If a competitor enters the Internet based bundled service industry and establishes a greater market share in the direct-selling channel, our business and operating results will be adversely affected. Many companies in the industry have greater capability and can easily replicate our marketing and sales strategy. Some of the companies have also been in the business for a long time and have established partnerships with various service providers. If any such firms enter the market using similar or better sales strategies, our Company’s business will be negatively impacted.

If we fail to develop new products or if the pace of our product development fails to keep up with that of our competitors, our net sales and future profitability could be adversely affected.

We are currently developing new products and functionality enhancements to other currently offered products. Development of these products requires additional research and development expenditures. We may not be successful in developing, manufacturing or marketing these new products and services. Furthermore, if our pace of product development fails to keep up with that of our competitors, many of which have substantially greater resources than us, our net sales and future profitability could be adversely affected.

Risks Related to our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules restrict the ability or willingness of broker-dealers to sell the Company’s common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures will also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Merger Agreement, we issued a total of 19,000,000 shares of our restricted common stock on March 3, 2011 to the membership interest holders of Elevate in exchange for 100% of Elevate’s outstanding membership interest.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended February 28, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Resignation of Director and Officers

On February 22, 2011, Mr. Roger Spainhower gave the Company notice of his resignation from his positions as Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer of the Company, which resignation was accepted by the Company on February 22, 2011.

On February 22, 2011, Ms. Marie Moffett gave the Company notice of her resignation from her positions as President, Chief Operating Officer and a Director of the Company, which resignation was accepted by the Company on February 22, 2011.

On February 22, 2011, Mrs. Joan Spainhower gave the Company notice of her resignation from her positions as Senior Vice President and a Director of the Company, which resignation was accepted by the Company on February 22, 2011.

On February 22, 2011, Mr. Kevin Ericksteen gave the Company notice of his resignation from his position as a Director of the Company, which resignation was accepted by the Company on February 22, 2011.

Appointment of Officers and Directors

Prior to the resignations of the Board of Directors, the Board of Directors appointed Mr. Wright Wesley Thurston to serve as the Company’s Chief Executive Officer, President, Treasurer, and Director on February 22, 2011.

On March 2, 2011, the Board of Directors appointed Ms. Donna Moore to serve as the Company’s Chief Financial Officer and Secretary.

Wright Wesley Thurston, 35, Chief Executive Officer, President, Treasurer and Director.  In 2002, Mr. Thurston founded Firstline Security and served as Chief Executive Officer until 2007. In 2006, Firstline Security qualified for the INC 500 and was featured in the 2007 INC 500 list at number 280 with over $42,000,000 in revenues in 2006 and roughly $61,000,000 in 2007. In June 2007, Mr. Thurston received the Ernst and Young Entrepreneur of the year award. Mr. Thurston currently sits on the board of directors for Firstline Security and is the Chief Executive Officer and Chairman of the Board for Elevate Marketing Group, LLC.

Donna Moore, 65, Chief Financial Officer and Secretary:  Between 2008 and 2010, Ms. Moore served as a part time Controller for Skye International, Inc. in Scottsdale, AZ. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007. Ms. Moore is a business financial professional with over 25 years of hands-on business experience. Ms. Moore has held positions as controller and secretary treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implantation/management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management and an MBA in finance and accounting from Brigham Young University.

On April 11, 2011, the Board of Directors appointed the following individuals to serve the Company as follows:

-	Mr. Alexander Chester to serve as Chief Officer of Operations
-	Mr. Bryan Ferre to serve as Chief Marketing Officer
-	Mr. Jordan Folsom to serve as Vice President of Training
-	Mr. Benjamin Ward to serve as Vice President of Sales & Marketing

Alexander Chester, 41, Chief Officer of Operations:  In 1999, Mr. Chester founded Blue Telecommunications Limited, a switch-less reseller, selling low cost minutes, NGN, data, wireless and VOIP products. In 2002 after a successful year generating revenues over 47 million GBP, Blue Telecommunications was acquired by MDS Telecommunication Group. In 2002, Mr. Chester left the partnership venturing into the Export Finance sector. Working in the export finance sector Mr. Chester responsibilities were focused on the operations of the organization in the roles of Managing Director and COO, reporting and communicating with investors. Over a period of six years he has raised over $12 million in funding with the responsibility of delivering to plan, and communicating with investors. During this time revenues were generated exceeding $150 million.

Mr. Chester is Co-Founder of Elevate and has been a part of the team since September 2009. Mr. Chester began his working life in the Telecommunications sector working through the ranks of direct sales and account directorship for three of the top telco’s in the United Kingdom.

Bryan Ferre, 41, Chief Marketing Officer: Mr. Ferre began his career in 1991 as an Art Director. In 1998 Mr. Ferre became Senior Art Director for the worldwide Web properties of Intel when he joined EURO RSCG. After successfully launching four premiere Web sites including intel.com Mr. Ferre formed a technology marketing consulting firm in Washington DC to help clients make a successful transition to the Web. He was responsible for successful Web projects including the launch of Quadrem.com, a joint venture between five of the world’s largest mining companies. Mr. Ferre sold CIMBEO consulting to the Anderson Group in 2001. In 2002 Mr. Ferre began working with Firstline Security and was soon appointed Chief Marketing Officer. During his tenure at Firstline he directed the expansion of sales and marketing efforts throughout the United States. The company added more than 200,000 customers during this expansion. Mr. Ferre left Firstline and founded Zipadi Technologies, a software company delivering digital publishing services for the iPad and iPhone. Mr. Ferre joined Elevate as a consultant in 2008 and was appointed CMO in 2011.

Jordan Folsom, 27, Vice President of Training: Mr. Folsom has been involved in both door-to-door sales and telemarketing for over ten years and has consistently set records for the largest volume of personal sales in each company he has worked with. He earned over a million dollars by the time he was twenty-four through reaching extremely high levels of success in direct sales. This level of income was reached primarily from personal sales but was also supplemented through recruiting, training and leading large sales teams.

Mr. Folsom is responsible for test marketing every product that comes through Elevate’s doors. He has spent hundreds of hours discovering and creating the most effective ways to market each product in Elevate’s bundle and close sales. He creates duplicable sales processes through online training programs, training DVD’s, audio CD’s, and training manuals. He also travels nationwide throughout the year training large groups of sales representatives. Mr. Folsom has the ability to recruit large sales organizations in a very short amount of time and effectively train them to bring large volumes of products directly to consumers, whether through direct door to-door contact, over the phone, or through a friend and family referral program. He trained the entire Elevate management team throughout the pre-launch in 2009 in large meetings and by taking all of the key players out on the doors and creating the sales approaches and training content that the company’s reps carried with them throughout the year. His training program proved to be very successful in Elevate’s pre-launch.

Benjamin Ward, 30, Vice President of Sales and Marketing: Mr. Ward is one of the masterminds in the creation of Elevate Marketing Group. He has a passion for sales and marketing and a college background in business psychology. He started his business career in 1999 in the door-to-door field working with Wright Thurston. He started as a basic door-to-door representative and worked his way up to the highest executive position. From 2006-2008 Mr. Ward was the top Regional Vice-President for Firstline Security, an INC 500 company. He was the highest personal producer and earner out of over 2,000 independent contractors with the company. He earned just under $1 million in five years selling and leading his way to the top of that organization, all by the time he was 27 years old.

Mr. Ward has consistently demonstrated industry leading results within the door to door arena. Over the last four years, he has recruited over 2,500 sales reps, selected among the best from college campuses and reputable organizations all over the United States. He has also trained them on selling bundled service products door to door, overcoming the obstacles that come with meeting someone at their door to sell them products. In addition to his unique ability to recruit, retain, manage and lead large sales forces, Mr. Ward is a dynamic and highly skilled teacher and trainer. He has led hundreds of the ‘best of the best’ salesmen across the nation to personal success and huge financial earnings.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – Dated February 2, 2011		8-K		2.1	2/4/11
2.2	Addendum No 1 to Acquisition Agreement and Plan of Merger – Dated February 11, 2011		8-K		2.2	2/11/11
3i(a)	Articles of Incorporation – Dated February 24, 2006		S-1		3.1	9/30/08
3i(b)	Certificate of Amendment to Articles of Incorporation – Dated December 17, 2007		S-1		3.2	9/30/08
3i(c)	Certificate of Change – Dated February 7, 2011		8-K		3i(c)	4/8/11
3i(d)	Articles of Merger – Dated March 2, 2011		8-K		3i(d)	4/8/11
3ii(a)	Bylaws		S-1		3.3	9/30/08
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND BUSINESS SERVICES, INC.

Date: April 15, 2011	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)