Form 10-K
period 2011-05-31
HIGHLAND BUSINESS SERVICES, INC.
filed 2011-09-20
CIK 1424415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34642

HIGHLAND BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Avenida Fabricante, Suite 100

San Clemente, California 92672

(Address of principal executive offices) (Zip Code)

(702) 879-8565

(Registrant's telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 690

San Diego, CA 92101

(619) 704-1310 • Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $47,880.48 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on September 8, 2011 was 25,236,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

HIGHLAND BUSINESS SERVICES, INC.

FOR THE YEAR ENDED

MAY 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “Highland,” “HGLB,” “the Company,” “we,” “our,” and similar terms include Highland Business Services, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.

BUSINESS

Business Development

Highland Business Services, Inc. is a development stage company incorporated in the state of Nevada in February of 2006.

On February 2, 2011, we entered into a reverse triangular merger by and among HGLB Sub Co (“Sub Co”), a Nevada corporation and our wholly owned subsidiary, and Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company, Sub Co and Elevate being the constituent entities in the merger. Pursuant to the terms of the merger, Sub Co merged with Elevate wherein Sub Co ceased to exist and Elevate became our wholly owned subsidiary. As a result of the merger, which occurred on March 2, 2011, our entire operations are currently based upon the operations of Elevate.

Pursuant to the conditions to closing of the merger, we issued 19,000,000 shares of common stock in exchange for 100% of Elevate’s outstanding membership interest and obtained cancellation of a total of 36,000,000 shares of common stock.

In connection with the merger we filed a Certificate of Change pursuant to Nevada Revised Statute 78.209, to effectuate a six (6) to one (1) forward split of our common stock outstanding on February 28, 2011, the record date, and increased our authorized common stock, in the same ratio as the forward split, from 75,000,000 shares to 450,000,000 shares, par value $0.001 per share.

As a result of the merger we now operate through our wholly-owned subsidiary Elevate. Elevate was founded in 2008 by Wright Thurston. Elevate provides data, voice, mobile, and security solutions in 22 major markets through a network of independent Certifiable Geniuses.

On May 2, 2011, we entered into a triangular merger by and among Highland Sub Co, a Nevada corporation and our wholly owned subsidiary, and RiteWire, Inc., a Nevada Corporation, Highland Sub Co and RiteWire being the constituent entities in the merger. Pursuant to the terms of the merger, Highland Sub Co merged with RiteWire wherein Highland Sub Co ceased to exist and Ritewire became our wholly owned subsidiary. The merger was completed on May 25, 2011. On September 12, 2011, the parties mutually agreed to terminate the merger agreement and abandon the merger effective immediately. The parties signed a Rescission Letter on September 12, 2011. As a result of termination, the merger agreement is void and of no effect, without any liability on the part of the parties. A copy of the Rescission Letter is attached herewith as Exhibit 10.6.

On May 20, 2011, we entered into an Asset Purchase Agreement with Elevate Communications, LLC, a Utah limited liability company and related party of the Company, to purchase various assets (list of the assets is attached as Exhibit A to the agreement) for $400,000 with a down payment of $189,029.42 due on May 20, 2011. The balance of the purchase price is to be paid on or before November 1, 2011. As of May 31, 2011, the asset purchase agreement was executed, however, did not close. The Company anticipates closing the asset purchase agreement during the fiscal year ended May 31, 2012. Furthermore, the $189,029 down payment was not paid as of May 31, 2011.  A copy of the agreement is filed herewith as Exhibit 10.1.

On July 25, 2011, we entered into an Asset Purchase Agreement with Zipadi Technologies, LLC, a Utah limited liability company and related party of the Company, to purchase the following assets: (a) all intellectual property assets, including but not limited to the source code for the operation and development of the Zipadi digital publishing platform; (b) all licenses to run and operate any corollary programs and software within the Zipadi framework; (c) a fully paid and non-assessable irrevocable license for use in commercial purposes to the tradename and trademarks of “Zipadi” in connection with our future use of the purchased assets; and (d) any goodwill related to the foregoing assets. The purchase price of the assets is $450,000 to be paid on or before December 31, 2011 (Maturity Date).

Pursuant to the asset purchase agreement the parties entered into a $450,000 convertible promissory note on August 1, 2011. Pursuant to the note, we shall have the right, at our option, to convert the entire outstanding principal amount of the note and accrued interest at a rate of 0.37% per annum into fully-paid and non-assessable shares of our common stock at the conversion price. The conversion price shall be determined by the fourteen (14) day average closing price based on our notice of conversion. Copies of the asset purchase agreement and convertible promissory note are filed herewith as Exhibits 10.3 and 10.4.

Change in Control

In connection with the closing of the merger with Elevate, Mr. Wright Wesley Thurston acquired control of the Company. Mr. Thurston acquired indirect beneficial control of approximately 13,363,960 shares of common stock as a result of his membership interest in Elevate of which we acquired 100% of the outstanding membership interest pursuant to the merger agreement, wherein Mr. Thurston is the manager.

Additionally, in connection with the closing of the merger with Elevate, Mr. Roger Spainhower resigned from his positions as Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer, Ms. Marie Moffett resigned from her positions as President, Chief Operating Officer, and a Director, Joan Spainhower resigned from her positions as Senior Vice President and a Director and Kevin Ericksteen resigned from his position as a Director of the Company. Prior to the resignations of the Board of Directors, the Board of Directors appointed Mr. Wright Wesley Thurston to serve as the sole member of the Board of Directors on February 22, 2011.

Recent Addition of Officer and Director

On May 25, 2011, the Board of Directors appointed Rod Place to serve as Chief Operating Officer of the Company. Mr. Place will oversee residential and commercial technical services operations throughout the Company.

Subsequently, on August 2, 2011, the Board of Directors appointed Calvin Fox to serve as a member of the Board of Directors. Mr. Fox brings significant experience with the public markets and strong connections with various leading houses on Wall Street and in Europe. Mr. Fox has been a consultant to growth companies in emerging markets for more than 60 years, and has orchestrated public offerings for over 30 innovative companies across many different industries, including nuclear medicine, broadcast entertainment, and digital telecommunications.

OUR BUSINESS

Elevate consistently delivers more for our subscribers. Elevate is a cloud-based digital services provider offering voice, video, data, security, automation and energy services for residential, small and medium business and enterprise applications. We provide subscription services combined with revolutionary smart devices and next-generation digital services through a network of highly trained independent business owners we call The Certifiable Genius. Elevate is the first digital services provider to offer cloud-based services and a permanent one-to-one relationship with a certified professional.

Our mission is to connect people to their digital world, everywhere they live and work, and do it better than anyone else. Elevate subscribers enjoy a long-term relationship with a dedicated support team with their own Certifiable Genius at the center. We’re fulfilling this mission by creating business opportunities for motivated professionals, a proprietary training system and the nation’s largest fully integrated network of services. We provide consumers with an affordable alternative to high cost network services and outsourced customer care to foreign call centers. Elevate is the only network services company to offer a complete line-up of the most popular network services including a proprietary integrated security and automation platform.

The foundation of the Elevate customer experience is our evolutionary subscriber engagement business model. Network service providers have become notorious for outsourced customer care and the poverty of customer support has become a cliché. Elevate is reversing the experience through a proprietary business model which includes a compensation model which compensates sales representatives for both customer loyalty and new customer acquisition. We do not outsource the customer relationship to sweat shops overseas. While our competitors are seeking to increase margins through decreased customer satisfaction, we drive value through lower cost of acquisition and increased customer retention. We drive profits by connecting our subscribers to a Certifiable Genius who is local, meeting the needs of every single subscriber in personal one-to-one relationships. Every subscriber has a dedicated account team that is locally operated by an independent business owner who is compensated for both new customer acquisition and customer loyalty.  This “direct service” business model is pioneering a new paradigm in technical services.

Elevate is comprised of the following three operating business units:

Elevate Network Services

The foundation is Elevate Network Operations, which supplies cloud-based, network services for broadband Internet, digital phone, entertainment, security and surveillance subscription services.

Elevate owns and operates a cloud-based delivery and provisioning system which enables us to deliver the fastest and most reliable digital services to homes and businesses throughout North America. Elevate has established network interconnect and wholesale agreements with global, national and regional carriers enabling us to provision, manage, bill and deliver broadband Internet, satellite entertainment, digital phone and security and automation services to residential subscribers, small and medium businesses and enterprise companies in major US markets.

Elevate operates a nationwide subscription-based security monitoring service. Additionally, Elevate has established relationships within the secondary market for security subscribers and is capable of monetizing accounts to ensure corporate sustainability. Elevate has established relationships with retail partners to market and bundle the nation’s leading satellite entertainment services with our line-up of complimentary digital services.

Elevate Technical Services

Elevate operates a nationwide installation and low-voltage integration business. We currently have authorized technicians in five major US markets. Elevate provides a subscription-based on-site technical support and services. We offer fee for service as well as subscription-based support and service plans. Elevate Infrastructure offers large-scale design build and integration services for commercial, light industrial, multi-family and enterprise applications. Elevate Infrastructure provides design, engineering and integration services in eight national markets. In June of 2011 we acquired the rights to the contract to provide engineering and design services for Sterling Ranch, Colorado, a master-planned development featuring more than 20,000 homes in the Denver metro area.

Elevate Consumer Products

Elevate is currently in development of an exclusive line of integrated hardware design to operate on the pervasive Android OS. At the center of the forthcoming Elevate Grae platform is a tablet device, which will replace the traditional control systems for security, automation, network systems and environmental controls. This complete integrated smart system for homes and small businesses will reduce the cost to deliver services and will simplify operations for residential and business consumers. This multi-function device will become the centerpiece of the Elevate digital services offering. Elevate Consumer products is the research and development division of Elevate. We currently develop software applications designed to enhance our network services offering.

As we continue to break new ground and deliver new solutions, we’re focused on delivering the highest-quality customer service through our unique one-to-one customer relationships.

Unlike other providers, who rely on impersonal sales and outsourced service operations to engage with customers, Elevate is sold and supported exclusively by local professionals who are able to build long-term relationships of trust with every single subscriber in their own communities.

Every customer relationship begins with an in-person, needs analysis to ensure that we understand exactly what each customer needs to get the most out of their Elevate experience and network services. The relationship continues as the Certifiable Genius provides support and personalized training on every product or service sold. When a subscriber needs help, the Certifiable Genius becomes their go-to-guy for all support questions.

An Elevate Certifiable Genius is an independent business owner who represents exclusively the Elevate brand. The Elevate Certifiable Genius cultivates one-to-one, personal relationships and manages his/her own book of business. The Elevate Certifiable Genius receives marketing and sales support, sophisticated training and continuing education, product and service certifications and 24-hour subscriber support from Elevate. An Elevate Certifiable Genius becomes an integral and permanent fixture for every Elevate subscriber.

In July 2011 we acquired the intellectual property developed by Zipadi Technologies to provide the basis for a collection of integrated enterprise and small business applications. When fully integrated in 2012 we will offer a complete suite of cloud-based software for content management, mobile application development and management, CRM and E-commerce applications. Zipadi is the first cloud-based digital content management and publishing system for managing iOS and Android Applications. We will continue to offer digital publishing applications under the brand name Zipadi. The Zipadi cloud-based framework advances other strategic initiatives and will form the foundation of future enterprise and small business applications.

In September 2011 we announced the launch of Foxee Business Communications Suite. The perfect solution for small business, Foxee offers small business customers a fully integrated communications platform, which includes voice, email, SMS and social network communications tools. Foxee Phone is a Voice Over Internet Protocol system designed specifically for small business applications. Our business customers will also enjoy the same one-to-one relationship with an Elevate Certifiable Genius.

The Elevate Executive Team

The Elevate executive team is a group of industry thought leaders who have been pioneering innovation and evolution in the subscription services industry for more than a decade. Wright Thurston, our founder and CEO, oversaw one of the largest expansions in the home security industry adding over a hundred thousand customers in five years. He has assembled an executive team who have pioneered new paradigms, developed sophisticated training for sales, business development, recruiting and business models, resulting in explosive growth in the industry over the past ten years.

Patents, Trademarks and Copyrights

Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We believe it is unlikely that we could lose any intellectual property rights that are material to our business. Elevate will file provisional patents for forthcoming hardware and software applications in 2012.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. Regulatory developments and technological advances have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower barriers to entry than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we currently do. Although competitive forces are present, their existence underpins the Elevate business case for centralized, local and dedicated support in a “direct service” business model.

Regulation

We are subject to significant regulation by the Federal Communications Commission (FCC), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds) to support provision of services to high-cost areas. In most states, local voice service, switched and special access services, and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we may be required to maintain licenses with the FCC and with utility commissions in most states. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities, and many mergers and acquisitions require approval by the FCC and some state commissions.

Employees

At May 31, 2011, we had 8 full-time employees and 14 part-time employees in addition to our 7 officers of the Company. Subsequent to the year ended May 31, 2011, we have 10 full-time employees and 5 part-time employees. As our operations increase we may be required to increase the number of our employees. Elevate has designed a plan to efficiently scale operations and we have invested in enterprise back office systems which ensure sustainability and capital efficiency. Our systems are capable of managing services and relationships with hundreds of thousands of subscribers. These investments in infrastructure will allow us to scale efficiently and operate with high efficiency and low head count by industry standards. This paradigm shift provides the fundamental basis for our lost cost – high sales business model.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Elevate, Inc. a wholly-owned subsidiary of Highland Business Services, Inc. 1001 Avenida Pico Suite C217, San Clemente, CA 92673, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Our website address is www.goelevate.com, and we routinely post important investor information in the “Investor Relations” section of our website. The information contained on, or that may be accessed through, our website is not part of this annual report.

ITEM 1A.

RISK FACTORS

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with marketing, technology developments, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

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

Unfavorable economic conditions might impede consumer discretionary purchases, which may negatively affect revenues and, therefore, the overall business condition.

The recent downturn in the United States economy has resulted in job losses, tightening of the credit and equity markets, failure of the financial markets and the bankruptcy of several large and small entities. If current economic conditions continue or worsen, we could experience potential declines in revenues, profitability and cash flow due to reduced customer acceptance and orders for our products and services. Additionally, it could materially impact our ability to raise additional debt or equity capital which will negatively impact business, results of operations and overall financial condition.

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

Our business is conducted, and virtually all revenues are generated through one channel, which is direct selling conducted by direct sales representatives. As these representatives will be paid on production basis, the attrition rate will be high. Therefore, in order to grow the business and our margins, we will have to make continued investments in recruiting sales agents and continually innovating our selling strategy. The market acceptance for direct selling model will also be instrumental to our growth. In the event that we are not able to recruit a sufficient number of qualified sales representatives or our sales representatives do not adequately perform, our Company will be negatively affected.

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

If a competitor enters the Internet based bundled service industry and establishes a greater market share in the direct-selling channel, our business and operating results will be adversely affected. Many companies in the industry have greater capability and can replicate our marketing and sales strategy. Some of the companies have also been in the business for a long time and have established partnerships with various service providers. If any such firms enter the market using similar or better sales strategies, our Company’s business will be negatively impacted.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We currently maintain an approximately 4,000 sq. ft. office at 201 Avenida Fabricante, Suite 100, San Clemente, California. We currently pay $4,000 per month in rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “HGLB”. We have been eligible to participate in the OTC Bulletin Board since April 24, 2009. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending May 31, 2011			Year Ending May 31, 2010
	BID PRICES			BID PRICES
	High	Low		High		Low
1st Quarter	$0	$0	$	n/a	$	n/a
2nd Quarter	$0	$0	$	n/a	$	n/a
3rd Quarter	$5.00	$0	$	n/a	$	n/a
4th Quarter	$4.55	$0	$	n/a	$	n/a

Holders of Common Stock

As of September 9, 2011, we had approximately 474 stockholders of record of the 25,236,600 shares outstanding.  The closing bid stock price on September 9, 2011 was $1.25.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•

our financial condition;

•

earnings;

•

need for funds;

•

capital requirements;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

As of the year ended May 31, 2011, the Company had not adopted an equity compensation plan. Subsequently, on June 30, 2011, we adopted the 2011 Stock Incentive Plan.

2011 Stock Incentive Plan

We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 30, 2011.  To date 500,000 options and no shares of common stock have been granted under this plan.

Purposes of the 2011 Plan

The purposes of the Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Stock Subject to the 2011 Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock.  “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code.  “Non-Qualified Options” are any options that are not an Incentive Option.  To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option.  “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

The Plan provides that a maximum of Ten Million (10,000,000) shares of common stock are available for grant as awards under the Plan.

Eligibility

Incentive Options. Only employees of the Company or of an affiliated company (including officers of the Company and members of the Board of Directors if they are employees of the Company or of an affiliated company) are eligible to receive Incentive Options under the Plan.

Non-Qualified Options and Restricted Stock. Employees of the Company or of an affiliated company, officers of the Company and members of the Board of Directors (whether or not employed by the Company or an affiliated company), and service providers are eligible to receive Non-Qualified Options or acquire Restricted Stock under the Plan.

Equity Compensation Plan Information

We maintain the 2011 Stock Incentive Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

The Plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Subsequent Grant of Options

On August 2, 2011, we granted 500,000 options at $1.20 per share under our 2011 Stock Incentive Plan to Calvin Fox pursuant to his director agreement with the Company dated August 2, 2011.  The options will expire on August 2, 2016 (five years).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended May 31, 2011.

Recent Sales of Unregistered Securities

On April 20, 2011, we issued 10,000 shares of our restricted common stock to a former consultant for services to be rendered.

Pursuant to the merger agreement with Elevate, we issued a total of 19,000,000 shares of our restricted common stock on March 3, 2011 to the membership interest holders of Elevate in exchange for 100% of Elevate’s outstanding membership interest.

We made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Sales & Issuances of Unregistered Securities

On June 17, 2011, we sold 350,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 1 accredited investor for a total purchase price of $700,000 all which was paid in cash. The 350,000 shares of common stock were issued on June 29, 2011. We believe that the issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

On August 17, 2011, we issued 150,000 shares of our restricted common stock to a consultant for services to be rendered.

We made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuance of Registered Stock

On June 21, 2011, we issued 50,000 shares of our common stock to Rod Place, new Chief Operating Officer of the Company, as signing bonus for employment. The shares issued were registered in a Registration Statement on Form S-8 filed on June 21, 2011.

Option Grant

On August 2, 2011, the Board of Directors approved the grant of options to purchase 1,000,000 shares of our common stock (exercisable at $1.20 per share for a term of five years) to the Company’s new Director, Calvin Fox, for services to be rendered. Of the 1,000,000 options 500,000 vested at issuance and the remaining 500,000 will vest upon mutually agreed upon milestones.

We made the aforementioned stock option grant in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

Our Operations

Elevate is an emerging alternative in the network services industry. We are pioneering a new paradigm which consists of three core components; Direct Service Model. Our DSM creates a new customer experience and eliminates the cliché that “Customer Service Stinks”. Elevate owns and operates a cloud based billing and provisioning backbone allowing us to provide the latest advancements in broadband Internet, digital VoIP telephony, streaming entertainment, mobile applications all protected by the first complete monitored security system to cover network services and traditional threats such as intrusion, medical emergency, fire and smoke, poison gas and weather related threats. We provide subscribers with an array of IP and wireless services for residential, small and medium business and enterprise customers. Elevate offers combined services combined with take rate incentives in product and service configurations we call “Stacks”.

At Elevate as you stack your services you save. Our customers typically save 20% off their existing spend for like services. We are able to deliver cost savings while increasing performance to the bottom-line through a variable cost of customer acquisition and fixed operating costs. Elevate is capable of building long-term value in each customer relationship through an unprecedented one-to-one, on-site, on demand “direct service” model. Every Elevate customer becomes a fan because not only do they know the name of the guy who sold them on the services, they have his cell phone number.

The Company is comprised of four key components that will contribute to our growth and sustainability:

1. THE STACK

The Elevate Stack consists of five subscription-based services:

1.

Elevate Broadband

2.

Elevate Digital Voice (VoIP)

3.

Elevate Entertainment (Retail relationships with top satellite entertainment companies)

4.

Elevate Security

5.

Elevate Mobile

6.

Elevate Energy

7.

Foxee Business Communications Suite (SMB + ENTERPRISE Subscribers)

8.

Zipadi Digital Publishing + Content Management for iOS and Android (SMB + ENTERPRISE Subscribers)

2. ELEVATE SOAR

Elevate SOAR is an intense, proprietary business development and personal improvement training series required to become an Elevate Certifiable Genius. SOAR consists of audio and video training courses combined with live training conferences, requisite continuing education and exclusive software tools. Every Elevate Certifiable Genius must pass through a rigorous career path to achieve the moniker of Certifiable Genius.

3. ELEVATE UP

A proprietary customer relationship management and network services provisioning platform (CRM) developed to ensure a remarkable customer experience. Elevate Up enables Elevate to interact with customers, instantly verify credentials and credit worthiness and instantly provision network services to residential, SMB and Enterprise customers. Elevate UP consists of an Enterprise Cloud-based CEM ecosystem that enables the entire customer journey from point of sale, through installation and provisioning, customer education and initial satisfaction and instant ongoing communication with every customer. This cloud-based system is fully integrated with strategic partners, network service providers, our customer care network and call centers all the way through to the Elevate Care iPad app carried by every Certifiable Genius. Utilizing Elevate mobile applications, our local sales and support teams are able to identify a prospect, determine service availability and credit credentials, analyze their specific needs by performing a complete needs analysis we call the “Drawing Board”.

The Elevate Genius Dashboard for iPad enables the complete customer on-boarding process and automates dozens of complex integration requirements. Elevate is able to sell, subscribe, activate, install and provision all our services on the same day the customer finalizes the buying decision. Our business process is augmented with enterprise software tools that automate mission-critical tasks including the industry’s leading cloud-based billing platform (Zuora) a robust compensation tracking, customer provisioning and billing. Elevate Up is a rich internet application (RIA) which leverages the very latest data management systems.

4. THE ELEVATE 4G NETWORK

Elevate is working in partnership with the nation’s emerging players in the evolution of 4G terrestrial networking. We are on pace to introduce a nationwide 4G network offering in 2012. The evolution of terrestrial network is gaining mass adoption as consumer demand for always on, mobile broadband increases at unprecedented scale. Elevate will announce significant partnerships in Q2 2012. The industry focus on LTE expansion is legendary as this disruptive technology becomes more pervasive and on it’s way to ubiquity.

Mobile broadband is anticipated to revolutionize the entire communications and connectivity industry over the next decade. Pervasive and ubiquitous access to reliable broadband at home, at the office and on the go enable smart applications for energy conservation and management, connected and integrated monitored security and more open and consuming communications. Elevate is also working with development partners to create one of the first open IPTV network to combine over the air digital live programming with online content distributions for a whole new paradigm in subscription entertainment services including television, production style movies and music. Elevate is developing micro applications which are embedded within the entire Elevate experience and integrated with our network subscriptions services. Elevate is the first provider of it’s kind to personally take each subscriber by the hand, discover their individual needs, design a network and provisioned services which is backed up by a one-to-one relationship with a dedicated account owner and a team of highly qualified professionals who can at a moments notice visit with our customers, on site, in person and remain fully engaged to ensure total satisfaction.

Our purpose is to articulate a comprehensive marketing plan together with actionable initiatives, which will enable us to reach more customers, inspire and engage in more meaningful customer relationships that are formed on trust created by real expertise and backed by an agile and dedicated team to ensure not one customer is ever unhappy. The Elevate experience breeds happiness and mutual satisfaction between subscribers and their dedicated Elevate team having their independent Certifiable Genius at its center.

This Marketing Plan will serve as both a directive and as a method of measurement. Our primary objective is to improve brand awareness, increase new customer acquisition and achieve greater levels of profitability. Our marketing plan is focused on the following objectives:

•

Win new customers through an unprecedented engagement model, improved sales force automation tools and streamlined onboarding processes.

•

Retain existing customers through enhanced customer relationship management.

•

Add 1,000 Independent Elevate Direct Sales Representatives

•

Add 3,500 Independent Elevate Affiliate Sales Representatives

•

Create a strong brand presence by delivering in the brand promise. “To “elevate your digital experience. Expect More.

•

Elevate Defined: “To move or raise to a higher state, to exalt, to raise the voice.”

As a result of careful analysis of internal and external conditions, we have identified and articulated five fundamental marketing strategies, which will enable us to address the market.

Success will depend on our ability to:

•

Execute the tactical measures defined in the plan

•

Be vigilant in operating customer management systems to streamline the customer onboarding process and provide complete transparency into the entire engagement process

•

Continuous investment to improve enterprise back-office systems to support the Elevate customer journey

•

Streamline recruiting processes

•

Complete the roll out of all remaining Elevate Products and Services

•

Create a strong brand presence.

Consumers are adopting the “bundled services” concept at an ever-increasing rate. Demand for faster, more integrated services is one of the strongest advancing segments of the communications industry. The addressable market is large and demand is increasing at unprecedented rates. Capturing the “early adopters” presents the most significant opportunity over the next five years. Elevate has identified the need to be selective and to focus marketing initiatives toward “early adopter” segments. Significant markets exist among several demographics.

Distribution

The Company is using both direct and indirect ways to sell its products and services through direct sales representatives. Direct forms of distribution include door-to-door direct sales, B2B direct sales, B2B VAR Channels and Strategic Resellers. The Company Utilizes a well-defined and managed social marketing system developed over the past ten years. Our customer rewards program offers unprecedented rewards for subscribers who actively engage in referrals. We have developed what we call a customer compensation plan, which allows customers to achieve great rewards including free services and hardware. To support subscriber referrals we have deployed a sophisticated call center where every call center representative is highly-trained in communication skills necessary to introduce the Elevate Stack and the subsequent benefits of being an Elevate Subscriber.

Direct Sales

Living Room-to-Living Room Sales –The Company sells its products and services through door to door direct sales. This is one of the most effective and cost efficient means of marketing. A sales representative presents the services and savings in a comprehensive interview we call the Drawing Board. This needs analysis establishes trust and the perception of expertise immediately. The results are explosive sales with take rate around one in ten. All installation and activation services are purchased in the comfort of home where specific needs can be understood and addressed. Our logistics system allows us to be one of the only providers nationwide to offer same day installation and activation of services. The process is convenient and allows the user to “test drive” the benefits of the Company’s products and services before even initiating the purchase. As all the products sold are branded, the Company does not incur significant advertisement and marketing expenses to build consumer awareness of the Company and its products and services.

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

Customer Rewards Sales

Customer referral - Product awareness is created through customer references. The Company also sells products and services through customer references. The representative submits these referrals online and our highly trained call center representatives, who are specifically trained to contact these leads in compliance with all Federal, later contact referrals and State mandated rules and regulations close the sale. Upon closing, the new subscriber is immediately assign to a local Certifiable Genius to establish their ongoing relationship with the Company.

RESULTS OF OPERATIONS

Revenues. Sales revenues decreased to $150,628 in the fiscal year ended May 31, 2011 from $224,444 in the fiscal year ended May 31, 2010, representing a 33% decrease. The decrease in revenues is a result of the seasonal reduction in the commissioned sales force and the change in a sales distribution channel.

Total Cost of Services.  Total cost of services increased $72,545, or 302%, to $96,586 in the fiscal year ended May 31, 2011 from $24,041 for the fiscal year ended May 31, 2010. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory.

Legal and Professional.  Legal and professional expenses increased $88,095, or 74%, to $206,493 in the fiscal year ended May 31, 2011 from $118,398 for the fiscal year ended May 31, 2010. The increase in legal and professional fees was the result of legal and outside accounting fees incurred in connection with the reverse merger with Elevate Marketing Group, LLC.

Selling, General and Administrative. Selling, general and administrative expenses increased $773,258, or 323%, to $1,013,116 for the fiscal year ended May 31, 2011 from $239,858 for the fiscal year ended May 31, 2010. The increase was the result of the addition of personnel, increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Depreciation and Amortization. Our depreciation and amortization expenses increased $1,142 or 100%, to $1,142 in the fiscal year ended May 31, 2011 from $0 for the fiscal year ended May 31, 2010. The increase was the result of the addition of the assets during the period ended May 31, 2011 and the commencement of depreciation for the assets acquired.

Net (Loss) from Operations. The Company had $1,166,709 in net loss from operations in the fiscal year ended May 31, 2011, as compared to net loss from operations of $157,853 during the period ended May 31, 2010. The increase was the result of the loss of sales and the addition of personnel, increased marketing costs, and accounting and legal fees.

Interest Expense. Interest expense increased $111, or 2%, to $5,311 in the fiscal year ended May 31, 2011 from $5,200 for the fiscal year ended May 31, 2010. The increase was the result of an increase in interest on accounts payable.

Net Loss. In the fiscal year ended May 31, 2011, we generated a net loss of $1,172,020, an increase of $1,008,967, or 619%, from $163,053 for the period ended May 31, 2010. This increase was attributable to the loss of sales and the addition of personnel, increased marketing costs, and accounting and legal fees.

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

Liquidity and Capital Resources

As of May 31, 2011, we had no cash and $685 in accounts receivables. The following table provides detailed information about our net cash flow for the years ended May 31, 2011 and 2010. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Fiscal Year Ended May 31,
	2011	2010
Net cash used in operating activities	$(1,018,263)	$(157,350)
Net cash used in investing activities	(182,213)	-
Net cash provided by financing activities	1,195,913	161,281
Net increase/(decrease) in Cash	(4,563)	3,931
Cash, beginning of year	4,563	632
Cash, end of year	$0	$4,563

Operating activities

Net cash used in operating activities was $1,018,263 for the year ended May 31, 2011, as compared to $157,350 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in net loss and prepaid assets.

Investing activities

Net cash used in investing activities was $182,213 for the year ended May 31, 2011, as compared to $0 used in investing activities for the same period in 2010. The increase in net cash used in investing activities was primarily due to the acquisition of fixed assets and the increase of notes receivable, related parties.

Financing activities

Net cash provided by financing activities for the year ended May 31, 2011 was $1,195,913, as compared to $161,281 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to an increase in proceeds of notes payable with a related party.

On a short-term basis, we have only generated revenues of $150,628 during the year ended May 31, 2011 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs, we will be dependent on receipt of private placement proceeds and funding from our stockholders. Historically, we have received funds from stockholders as contributed capital, however, there can be no assurance stockholders will continue to provide funds in the future.  Current assets consist of $685 in accounts receivable, $40,879 in notes receivable – related party, $44,257 in prepaid assets, and $8,616 in inventory. Total liabilities are $1,421,165 at May 31, 2011 representing mainly loan payable – related party, followed by loans payable and the remaining being accounts payable, accrued expenses and cash overdraft.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Wright Thurston and Principal Financial Officer, Donna Moore, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2011.

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

ITEM 9B.

OTHER INFORMATION

On August 31, 2011, our Board of Directors approved, subject to stockholder approval, an amendment to our articles of incorporation to authorize 10,000,000 shares of Preferred Stock, $0.001 par value.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies are set forth below.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  There are no family relationships among any of our directors or executive officers.

Directors	Age	Title	Term
Wright W. Thurston	34	CEO, President, Treasurer & Chairman of the Board	Since February 2011
Rod Place	40	Chief Operating Officer	Since June 2011
Donna Moore	65	Chief Financial Officer & Secretary	Since March 2011
Alexander Chester	41	Chief Communication Officer	Since July 2011
Bryan Ferre	41	Chief Marketing Officer	Since April 2011
Jordan Folsom	27	Vice President of Training	Since April 2011
Benjamin Ward	30	Vice President of Sales and Marketing	Since April 2011
Calvin Fox	90	Director	Since August 2011

Wright Wesley Thurston, has served as our Chief Executive Officer, President, Treasurer and Chairman of the Board since February 22, 2011.  Mr. Thurston is a successful, serial entrepreneur who began his career in 1996 with the formation of Future Phones, an independent direct sales company in the emerging cellular phone industry. Under his leadership as CEO, Future Phones achieved acclaim as one of the fastest growing and largest independent direct sales organization in the cellular phone industry. Beginning in 1997 through 2001 the company recruited, trained and deployed more than 2000 independent sales representatives throughout the United States. The company was one of the first to offer an e-commerce Web site focused on direct sales of wireless phones during the transformational period from analog to digital phones. Mr. Thurston sold Future Phones in 2001 to a national cellular retailer when he was just 24 years of age. In just a few short years Future Phones transformed the industry by introducing a direct to consumer business model and selling more than 20,000 subscriber accounts. Mr. Thurston has developed a proprietary recruiting and training methodology, which made a lasting impact on the entire mobile industry.

In 2002 Mr. Thurston recognized an emerging opportunity the subscription-based monitored home security industry. A technology transformation was beginning to happen, as security systems connected to a central station through a traditional landline would be replaced by cellular communications. Mr. Thurston seized the opportunity to make monitored home security available to a previously underserved market by devising a new go-to-market strategy combined with innovative pricing and provisioning options which would make monitored home security accessible for middle-income and low-income families. As CEO of Firstline Security, Inc. from 2002 to 2006, Mr. Thurston directed its expansion to more than 150,000 subscribers and more than $100MM in revenue. The company was recognized as the fifth largest homes security company by SDM magazine and was listed on the Inc. 500 in 2006. In the fall of that year, Mr. Thurston was recognized as a finalist for the Ernst & Young Entrepreneur of the Year award.

During his tenure at Firstline, Mr. Thurston began to perceive a shift in technology, which would have impact on virtually every digital service, from voice and data to security and automation.

In 2007 he stepped aside as CEO at Firstline to form Elevate Marketing Group, LLC. Mr. Thurston has recruited, trained and deployed more than 20,000 independent reps over the past decade. His visionary approach to sales training and keen insights into market behavior has led to more than 200,000 subscriber activations for digital services. Mr. Thurston is the author of the proprietary compensation plan at Elevate, which compensates sales representatives for both new customer acquisitions as well as long-term loyalty, a concept that is revolutionizing the customer experience with digital service providers. Mr. Thurston has consistently established, organized and deployed loyal sales teams who have set new standards for customer loyalty and satisfaction. His pioneering spirit and attitude is a source for inspiration and motivation throughout the enterprise. Mr. Thurston is a hands on leader who often is found in the field and on the streets as he engages with Elevate sales representatives, vendors and partners and Elevate subscribers.

Rod Place, has served as our Chief Operating Officer since June 1, 2011.  In September 2009, Mr. Place founded his own company RiteWire, a commercial voice, video, data and security, which generated approximately 2.4 million dollars in revenue.  From August 2006 to September 2009, Mr. Place was also responsible for creating a nationwide installation network for 180 Connect to working with In2Networks to help them implement a design to their product allowing them to control Security, HVAC, Data, Audio and Video.  During his tenure with 180 Connect, the Company went through a series of reorganizations which began when the company was acquired by DirecTV™, and then subsequently acquired by MasTec.

Mr. Place has always worked with companies on the cutting edge, from MFS Intelenet Networks in 1992 where he project managed and installed the first central office switches to compete against the incumbent telephone company (Pacific Bell) to cutting edge IP based systems tied to Crestron controls with large residential developments.  During his 20 plus year career, Mr. Rod Place has held various executive positions with both startups as well as established multi-billion dollar corporations.  He has served as VP of Operations at MCI Worldcom to President and CEO of his own technology firm RiteWire.  His expertise ranges from voice and data system installation and integration in all commercial type facilities, to analysis and convergence consultation to companies integrating future technologies

Donna Moore, has served as our Chief Financial Officer and Secretary since March 2, 2011.  Between 2008 and 2010, Ms. Moore served as a part time Controller for Skye International, Inc. in Scottsdale, AZ.  Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007.  Ms. Moore is a business financial professional with over 25 years of hands-on business experience.  Ms. Moore has held positions as controller and secretary treasurer of both public and private corporations.  Her experience includes general accounting, financial reporting, systems implantation/management, treasury functions, and cost accounting.  Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management and an MBA in finance and accounting from Brigham Young University.

Alexander Chester, has been our Chief Communication Officer since July 29, 2011. Prior to becoming Chief Communication Officer, Mr. Chester was Chief Officer of Operations since April 11, 2011 and resigned prior to his appointment as Chief Communication Officer.  In 1999, Mr. Chester founded Blue Telecommunications Limited, a switch-less reseller, selling low cost minutes, NGN, data, wireless and VOIP products.  In 2002 after a successful year generating revenues over 47 million, GBP, Blue Telecommunications was acquired by MDS Telecommunication Group.  In 2002, Mr. Chester left the partnership venturing into the Export Finance sector.  Working in the export finance sector Mr. Chester responsibilities were focused on the operations of the organization in the roles of Managing Director and COO, reporting and communicating with investors.  Over a period of six years he has raised over $12 million in funding with the responsibility of delivering to plan, and communicating with investors.  During this time revenues were generated exceeding $150 million.

Bryan Ferre, has been our Chief Marketing Officer since April 11, 2011.  Mr. Ferre began his career in 1991 as an Art Director.  In 1998 Mr. Ferre became Senior Art Director for the worldwide Web properties of Intel when he joined EURO RSCG.  After successfully launching four premiere Web sites including intel.com Mr. Ferre formed a technology marketing consulting firm in Washington DC to help clients make a successful transition to the Web.  He was responsible for successful Web projects including the launch of Quadrem.com, a joint venture between five of the world’s largest mining companies.  Mr. Ferre sold CIMBEO consulting to the Anderson Group in 2001.  In 2002 Mr. Ferre began working with Firstline Security and was soon appointed Chief Marketing Officer.  During his tenure at Firstline he directed the expansion of sales and marketing efforts throughout the United States.  The company added more than 200,000 customers during this expansion.  Mr. Ferre left Firstline and founded Zipadi Technologies, a software company delivering digital publishing services for the iPad and iPhone.  Mr. Ferre joined Elevate Marketing Group, LLC as a consultant in 2008 and was appointed CMO in 2011.

Jordan Folsom, has been our Vice President of Training since April 11, 2011.  Mr. Folsom has been involved in both door-to-door sales and telemarketing for over ten years and has consistently set records for the largest volume of personal sales in each company he has worked with.  He earned over a million dollars by the time he was twenty-four. Jordon achieved extremely high levels of success in direct sales.  This level of income was reached primarily from personal sales but was also supplemented through recruiting, training and leading large sales teams.

Mr. Folsom is responsible for test marketing every product that comes through Elevate Marketing Group, LLC’s doors.  He has spent hundreds of hours discovering and creating the most effective ways to market each product in Elevate’s bundle and close sales.  He creates duplicable sales processes through online training programs, training DVD’s, audio CD’s, and training manuals.  He also travels nationwide throughout the year training large groups of sales representatives.  Mr. Folsom has the ability to recruit large sales organizations in a very short amount of time and effectively train them to bring large volumes of products directly to consumers, whether through direct door to-door contact, over the phone, or through a friend and family referral program.  He trained the entire Elevate management team throughout the pre-launch in 2009 in large meetings and by taking all of the key players out on the doors and creating the sales approaches and training content that the company’s reps carried with them throughout the year.  His training program proved to be very successful in Elevate’s pre-launch.

Benjamin Ward, has been our President of Sales and Marketing since April 11, 2011.  Mr. Ward is one of the masterminds in the creation of Elevate Marketing Group, LLC.  He has a passion for sales and marketing and a college background in business psychology.  He started his business career in 1999 in the door-to-door field working with Wright Thurston.  He started as a basic door-to-door representative and worked his way up to the highest executive position.  From 2006 through 2008 Mr. Ward was the top Regional Vice-President for Firstline Security, an INC 500 Company.  He was the highest personal producer and earner out of over 2,000 independent contractors with the company.  He earned just under $1 million in five years selling and leading his way to the top of that organization, all by the time he was 27 years old.

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

Calvin Fox, has been a member of our Board of Directors since August 2, 2011.  Mr. Fox brings significant experience with the public markets and strong connections with various leading houses on Wall Street and in Europe.  Mr. Fox has been a consultant to growth companies in emerging markets for more than 60 years, and has orchestrated public offerings for over 30 innovative companies across many different industries, including nuclear medicine, broadcast entertainment, and digital telecommunications.  Throughout his career, Mr. Fox has invested substantially in evolutionary business models, and has demonstrated a knack for identifying and capitalizing early on market trends, as evidenced by his leadership role in the creation of and IPOs for many industry leading companies, most recently Syncor Pharmaceuticals, Majestic Television and National Tech Team.

On August 2, 2011, we entered into a Director Contract with Mr. Fox, wherein Mr. Fox agreed to serve as a Director. The term of the agreement began on August 2, 2011 and will continue until the Director’s removal, resignation or the three-year anniversary of the date of August 2, 2011. We agreed to compensate Mr. Fox a total of 1,000,000 stock options at $1.20 per share for a term of five years under the Company’s 2011 Stock Incentive Plan. Of the 1,000,000 options 500,000 options are granted and vested immediately and 500,000 will be granted upon mutually agreed upon milestones. A copy of the director contract is filed herewith as exhibit 10.5.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings except for Jordan Folsom and Calvin Fox who have not filed their initial Form 3 filing.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3)

Compliance with applicable governmental laws, rules and regulations;

(4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)

Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Audit Committee

We do not have an Audit Committee; our Board of Directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Involvement in Certain Legal Proceedings

Our Chief Executive Officer, Mr. Wright Thurston, was chief executive officer of Firstline Security, Inc., a home security company based in the state of Utah, between 2002 and 2006. Firstline Security, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code in 2008.

                  Unless disclosed above, to the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.

EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended May 31, 2010, our former Chief Executive Officer received compensation totaling $3,000 and our former President received compensation totaling $5,400 for their roles associated as the Company’s officers.

During the year ended May 31, 2011, our current Executive Officers received compensation totaling $60,000 for their roles associated as the Company’s officers.

No actions took place in 2011 relative to Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal year ended May 31, 2011.

Additionally, the table below summarizes the total compensation paid to or earned by our former Chief Executive Officer, Rodger Spainhower, Sr., and our former President, Marie Moffett, for the fiscal year ended May 31, 2010. The table includes compensation for services as a Director paid to our former executive officers.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Wright Thurston(1),
CEO, President & Chairman of the Board	2011	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Rod Place(2),
Chief Operating Officer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Donna Moore(3),
CFO & Secretary	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Alexander Chester(4),
Chief Communication Officer	2011	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Bryan Ferre(5),
Chief Marketing Officer	2011	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

JordanFolsom(6),
Vice President of Training	2011	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Benjamin Ward(7),
Vice President of Sales and Marketing	2011	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Rodger Spainhower, Sr.(8),
Former CEO/Former CFO/ Former Board Chairman	2010	3,000	-0-	-0-	-0-	-0-	-0-	-0-	3,000

Marie Moffett(9),
Former President/ Former COO/ Former Director	2010	5,400	-0-	-0-	-0-	-0-	-0-	-0-	5,400

(1)

Mr. Thurston was appointed Chief Executive Officer and President of the Company on February 22, 2011.

(2)

Mr. Place was appointed Chief Operating Officer of the Company on June 1, 2011.

(3)

Mrs. Moore was appointed Chief Financial Officer and Secretary of the Company on March 2, 2011.

(4)

Mr. Chester was initially appointed Chief Officer of Operations of the Company on April 11, 2011 and subsequently on July 29, 2011 Mr. Chester resigned as COO and was appointed as Chief Communication Officer of the Company.

(5)

Mr. Ferre was appointed Chief Marketing Officer of the Company on April 11, 2011.

(6)

Mr. Folsom was appointed Vice President of Training of the Company on April 11, 2011.

(7)

Mr. Ward was appointed Vice President of Sales and Marketing of the Company on April 11, 2011.

(8)

Mr. Rodger resigned as Chief Executive Officer, Chief Financial Officer and Director of the Company on February 22, 2011.

(9)

Ms. Moffett resigned as President, Chief of Operations and Director of the Company on February 22, 2011.

Employment Agreements

On June 1, 2011, the Company entered into an Employment Agreement with Mr. Rod Place, wherein he agreed to serve as Chief Operating Officer of the Company. The term of the agreement began on June 1, 2011 and will continue until terminated by either party. The Company agreed to compensate Mr. Place with a base annual salary of $120,000. In addition, Mr. Place shall be granted 50,000 shares of unrestricted common stock as a signing bonus (the 50,000 registered shares of common stock were issued on June 28, 2011) and an additional 200,000 shares of restricted common stock when agreed upon goals are met. Mr. Place shall be eligible to participate in the Company’s Stock Incentive Plan and shall be granted an option to purchase 100,000 restricted shares of common stock upon reaching mutually agreed upon personal performance goals. A copy of the employment agreement is filed herewith as Exhibit 10.2.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his/her resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the years ended May 31, 2011 and 2010, we did not grant any options to our officers and Directors. Subsequently, on August 2, 2011, the Board of Directors approved the grant of options to purchase 1,000,000 shares of our common stock (exercisable at $1.20 per share for a term of five years) to the Company’s new Director, Calvin Fox, for services to be rendered. Of the 1,000,000 options 500,000 vested at issuance and the remaining 500,000 will vest upon mutually agreed upon milestones.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on September 8, 2011 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers.  The percentage of beneficial ownership for the following table is based on 25,236,600 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 8, 2011 pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

	Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Common	Wright Thurston	12,911,562(2)	51.1%
Common	Rod Place	50,000	--
Common	Donna Moore	26,000	--
Common	Alex Chester	2,046,240(3)	8.1%
Common	Bryan Ferre	0	--
Common	JordanFolsom	705,600(4)	2.7%
Common	Benjamin Ward	2,734,200(5)	10.8%
Common	Calvin Fox	500,000(6)	1.9%
	Directors & Officers as a Group	18,973,602	75.1%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Party’s address is in care of the Company at 201 Avenida Fabricante, Suite 100, San Clemente, California 92672.

(2)

Includes 11,551,562 shares indirectly owned by Mr. Thurston and directly owned by Ascend Investment Group, LLC, of which Mr. Thurston is the manager and his wife owns 100% of the membership interest of Ascend Investment Group, LLC, and 1,360,000 shares are indirectly owned by Mr. Thurston and directly owned by Elevate Genesis, LLC, of which Mr. Thurston is the manager and his wife owns 100% of the membership interest of Elevate Genesis, LLC.

(3)

Includes 2,046,240 shares indirectly owned by Mr. Chester and directly owned by Rough Stone LLC, of which Mr. Chester is the managing member.

(4)

Includes 705,600 shares indirectly owned by Mr. Folsom and directly owned by Butchy Marketing Inc., of which Mr. Folsom is the President.

(5)

Includes 2,734,200 shares indirectly owned by Mr. Ward and directly owned by 4Ward Enterprise LLC, of which Mr. Ward is the managing member.

(6)

Includes 500,000 options granted to Mr. Fox.

Security Ownership of Certain Beneficial Owners

	Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Common	Summit Capital USA Inc. 605 West Knox Road, Suite 102 Tempe, Arizona 85284-3804	1,999,950	7.9%
Common	Ascend Investment Group, LLC(2)	11,551,562	45.7%
Common	4Ward Enterprise, LLC(2)	2,734,200	10.8%
Common	Rough Stone LLC(2)	2,046,240	8.1%
Common	Elevate Genesis, LLC(2)	1,360,000	5.3%
	Directors & Officers as a Group	19,691,952	78.0%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)

Each Party’s address is in care of the Company at 201 Avenida Fabricante, Suite 100, San Clemente, California 92672.

*The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners’ Schedule 13D filings.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of May 31, 2011, we have a loan payable of $1,050,558 with an entity whose Chief Financial Officer is also serving as our Chief Financial Officer. The loan payable bears no interest, may be converted into shares of our restricted common stock at market value on the date of conversion and is due upon demand.

On May 20, 2011, we entered into an Asset Purchase Agreement with Elevate Communications, LLC, a Utah limited liability company and related party of the Company, to purchase various assets for $400,000 with a down payment of $189,029.42 due on May 20, 2011. The balance of the purchase price is to be paid on or before November 1, 2011. There were no payments by the year end May 30, 2011.  On June 28, 2011, the Company paid $200,479 as a downpayment for the agreement.

A copy of the agreement is filed herewith as Exhibit 10.1.

On July 25, 2011, we entered into an Asset Purchase Agreement with Zipadi Technologies, LLC, a Utah limited liability company and related party of the Company, to purchase the following assets: (a) all intellectual property assets, including but not limited to the source code for the operation and development of the Zipadi digital publishing platform; (b) all licenses to run and operate any corollary programs and software within the Zipadi framework; (c) a fully paid and non-assessable irrevocable license for use in commercial purposes to the tradename and trademarks of “Zipadi” in connection with our future use of the purchased assets; and (d) any goodwill related to the foregoing assets. The purchase price of the assets is $450,000 to be paid on or before December 31, 2011 (Maturity Date).

Pursuant to the asset purchase agreement the parties entered into a $450,000 convertible promissory note on August 1, 2011. Pursuant to the note, we shall have the right, at our option, to convert the entire outstanding principal amount of the note and accrued interest at a rate of 0.37% per annum into fully-paid and non-assessable shares of our common stock at the conversion price. The conversion price shall be determined by the fourteen (14) day average closing price based on our notice of conversion.

Copies of the asset purchase agreement and convertible promissory note are filed herewith as Exhibits 10.3 and 10.4.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in February 2006.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by DeJoya Griffith & Company, LLC for the audit of our annual financial statements for the year ended May 31, 2011 and Nick Herb Accounting Services, PC for the audit of our annual financial statements for the year ended May 31, 2010 and for the review of the financial statements included in our Form 10-Q for the periods ended August 31, 2010, November 30, 2010 and February 28, 2011:

	Fiscal Year Ended May 31, 2011	Fiscal Year Ended May 31, 2010

Audit Fees(1)	$22,000	$6,263.40
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$22,000	$6,263.40

(1)

Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.

The financial statements listed in the “Index to Financial Statements” on page 25 are filed as part of this report.

2.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits included or incorporated herein: See index to Exhibits.

(b)

Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger by and among HGLB, HGLB Sub Co and Elevate Marketing Group, LLC – Dated February 2, 2011		8-K		2.1	2/4/11
2.2	Addendum No 1 to Acquisition Agreement and Plan of Merger by and among HGLB, HGLB Sub Co and Elevate Marketing Group, LLC – Dated February 11, 2011		8-K		2.2	2/11/11
2.3	Acquisition Agreement and Plan of Merger by and among HGLB, Highland Sub Co and RiteWire, Inc – Dated May 2, 2011		8-K		2.2	5/6/11
2.4	Addendum No. 1 to Acquisition and Plan of Merger by and among HGLB, Highland Sub Co and RiteWire, Inc. – Dated May 25, 2011		8-K		2.1	6/1/11
3i(a)	Articles of Incorporation – Dated February 24, 2006		S-1		3.1	9/30/08
3i(b)	Certificate of Amendment to Articles of Incorporation – Dated December 17, 2007		S-1		3.2	9/30/08
3i(c)	Certificate of Change – Dated February 7, 2011		8-K		3i(c)	4/8/11
3i(d)	Articles of Merger – Dated March 2, 2011		8-K		3i(d)	4/8/11
3ii(a)	Bylaws		S-1		3.3	9/30/08
10.1	Asset Purchase Agreement – Elevate Communications, LLC – Dated May 20, 2011	X
10.2	Employment Agreement – Rod Place – Dated June 1, 2011	X
10.3	Asset Purchase Agreement – Zipadi Technologies, LLC – Dated June 25, 2011	X
10.4	Convertible Promissory Note – Dated August 1, 2011	X

10.5	Director’s Contract – Calvin Fox – Dated August 2, 2011	X
10.6	Rescission Letter of Merger Agreement by and among HGLB, Highland Sub Co and RiteWire, Inc. – Dated September 12, 2011	X
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND BUSINESS SERVICES, INC.

By: /S/ Wright W. Thurston

       Wright W. Thurston

       Chairman of the Board of Directors and

       Chief Executive Officer

Date: September 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Wright W. Thurston	Chairman of the Board of Directors, President,	September 19, 2011
Wright W. Thurston	Treasurer and Chief Executive Officer
(Principal Executive Officer)

/S/ Donna Moore	Secretary and Chief Financial Officer	September 19, 2012
Donna Moore	(Principal Accounting and Financial Officer)

HIGHLAND BUSINESS SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2011 AND 2010

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	May 31, 2011	May 31, 2010

ASSETS

CURRENT ASSETS
Cash	$ -	$ 4,563
Accounts receivable	685	-
Notes receivable-related party	40,879	-
Prepaid assets	44,257	-
Inventory	8,616	-

Total current assets	94,437	4,563

Property & equipment, net	21,118	-

Other assets	10,800	-

TOTAL ASSETS	$ 126,355	$ 4,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 200,568	$ 5,703
Cash overdraft	3,300	-
Accrued expenses	22,499	-
Loans payable	144,240	-
Loan payable - related party	1,050,558	158,632

Total current liabilities	1,421,165	164,335

Total liabilities	1,421,165	164,335

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,686,600 and 19,000,000 shares issued and
outstanding as of May 31, 2011 and 2010, respectively	24,687	19,000
Additional paid in capital	112,974	(18,800)
Notes receivable - related party	(100,479)	-
Accumulated deficit	(1,331,992)	(159,972)

Total stockholder's deficit	(1,294,810)	(159,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 126,355	$ 4,563

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the year ended May 31, 2011	For the year ended May 31, 2010

OPERATING REVENUES
Revenue	$ 150,628	$ 224,444

OPERATING EXPENSES
Direct cost of services	42,845	24,041
Other costs	53,741	-

Total direct cost of services	96,586	24,041

Legal and professional	206,493	118,398
Selling, general and administrative	1,013,116	239,858
Depreciation	1,142	-

Total operating expenses	1,317,337	382,297

Net loss from operations	(1,166,709)	(157,853)

OTHER EXPENSE
Interest expense	(5,311)	(5,200)

Total other expense	(5,311)	(5,200)

NET LOSS	(1,172,020)	(163,053)

Loss per average number of shares outstanding - basic	$ (0.06)	$ (0.01)

Weighted average number of shares outstanding - basic	20,416,413	19,000,000

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

			Additional	Notes		Total
	Common Shares		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit

Balance at May 31, 2009	19,000,000	$ 19,000	$ (18,800)	$ -	$ 3,081	$ 3,281

Net loss	-	-	-	-	(163,053)	(163,053)

Balance at May 31, 2010	19,000,000	19,000	(18,800)	-	(159,972)	(159,772)

Recapitalization due to reverse merger	5,676,600	5,677	111,696	-	-	117,373

Contributed capital	-	-	88	-	-	88

Shares issued for services	10,000	10	19,990	-	-	20,000

Notes receivable due from related party	-	-	-	(100,479)	-	(100,479)

Net loss	-	-	-	-	(1,172,020)	(1,172,020)

Balance at May 31, 2011	24,686,600	$ 24,687	$ 112,974	$ (100,479)	$ (1,331,992)	$ (1,294,810)

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended May 31, 2011	For the year ended May 31, 2010

Cash flows from operating activities
Net loss	$ (1,172,020)	$ (163,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,142	-
Stock issued for services	20,000	-
Bad debt	25,000	-
Changes in operating assets and liabilities
Accounts receivable	(685)	-
Prepaid assets	(44,257)	-
Inventory	(8,616)	-
Other assets	(10,800)	-
Accounts payable	149,474	5,703
Accrued expenses	22,499	-

Net cash used in operating activities	(1,018,263)	(157,350)

Cash flows from investing activities
Payments for notes receivable, related party	(174,823)	-
Repayments received for notes receivable, related party	14,870	-
Purchase of equipment	(22,260)	-

Net cash used in investing activities	(182,213)	-

Cash flows from financing activities
Bank overdraft	3,300	-
Proceeds from loans payable	284,353	-
Repayment of loans payable	(140,113)	-
Proceeds from loans payable, related party	1,068,285	177,260
Repayment of loans payable, related party	(20,000)	(15,979)
Contributed capital	88	-

Net cash provided by financing activities	1,195,913	161,281

Net change in cash	(4,563)	3,931

Cash, beginning of year	4,563	632

Cash, end of year	$ -	$ 4,563

Supplemental Information:
Cash paid for:
Taxes	$ -	$ -
Interest expense	$ -	$ -

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Note 1.  The Company

The Company and Nature of Business

Elevate Marketing Group, LLC (“Elevate”) was founded in 2008.  The Company began selling its wireless broadband service together with a fully integrated VolP telecommunications service in the fall of 2008.  The Company’s broadband provides internet access with data transfer speeds up to 10 mbps, offers wireless distribution and is connected to a 4G hybrid mesh network.  The Company’s Stack (five premium digital services bundled into one premium service) expanded in 2009 by adding monitored cellular two-way voice home security.  In April, 2009, IAlarm, LLC was created as a wholly owned subsidiary of the Company.  In June 2010, IAlarm was incorporated as a Utah corporation.

On February 2, 2011, Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company entered into a reverse triangular merger by and among HGLB Sub Co. (“SUB CO”), a Nevada corporation and Highland Business Services, Inc. (“HGLB”), a Nevada corporation.  Highland Business Services, Inc. (“HGLB”) was incorporated under the laws of the State of Nevada on February 24, 2006.  Pursuant to the terms of the merger, SUB CO will be merged with Elevate wherein SUB CO shall cease to exist and Elevate will become a wholly owned subsidiary of the HGLB.

On March 2, 2011, the HGLB completed the reverse triangular merger whereby Elevate became a wholly owned subsidiary of the Company.  HGLB issued 19,000,000 shares to the members of Elevate in exchange for 100% interest in Elevate.  As part of the merger, former management of HGLB agreed to cancel 36,000,000 shares of common stock.  For accounting purposes, the acquisition of Elevate by HGLB has been recorded as a reverse acquisition of a public company and recapitalization of Elevate based on the factors that Elevate represents the accounting acquirer.  The prior period historical information has been replaced by Elevate’s financial information for comparability purposes.

As a result of the merger, the Company’s main focus has been redirected to the operations of Elevate.  The Company now owns 100% of Elevate, which is a premier digital services provider with an array of IP and wireless residential services. Elevate Broadband offers wireless residential Internet service with up to 10 mbps service. Elevate also offers a fully integrated suite of home security products and services that include Elevate Interactive, a complete home security management system operated online or through a wireless mobile App. Elevate Entertainment is both an IP based TV and Satellite TV service offered in cooperation with DirecTV™ and DISH Network™. Elevate Mobile provides mobile services that offer the latest smart phone technologies.

Through its carrier-level agreements with many of the nation’s major infrastructure providers, Elevate is able to offer technologically agnostic product ‘Stacks’ – product configurations that aren’t limited to a single delivery infrastructure.  Elevate Certifiable Geniuses can choose component products from among all locally available carriers and infrastructure technologies to create cost-effective, custom product packages that meet the unique needs of each of their customers.  Independent Elevate owners bring made-to-order digital services to local communities, one living room at a time.  Elevate provides digital services to 22 major U.S. markets and will open 28 more in 2012.

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

On May 2, 2011, HGLB entered into a triangular merger by and among HSB Sub Co., (“HSB SUB CO”), a Nevada corporation and wholly owned subsidiary of the Company, and Rite Wire, Inc. (“RITEWIRE”), a Nevada corporation.  Pursuant to the terms of the merger, HSB SUB CO will be merged with RITEWIRE wherein SUB CO shall cease to exist and RITEWIRE will become a wholly owned subsidiary of the Company.

On September 12, 2011, HGLB and RITEWIRE mutually agreed to rescind the triangular merger.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Highland Business Services, Inc. (Nevada Corporation), Elevate Marketing Group, LLC (Utah Limited Liability Company), and IAlarm, LLC (Utah Limited Liability Company).  All significant intercompany balances and transactions have been eliminated.  Highland Business Services, Inc., Elevate Marketing Group, LLC and IAlarm, LLC will be collectively referred herein to as the “Company”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets and capitalization of costs for software developed for internal use.   Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent cash on deposit in checking accounts.  These assets are generally available on a daily basis and are highly liquid in nature.

Accounts Receivable

Although the Company generally does not maintain accounts receivable because the monthly fees are automatically deducted from or charged to each customer’s bank or credit card account, there was a balance of $685 at the year ended May 31, 2011. There were no accounts receivables at the year ended May 31, 2010.

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Inventory

The Company purchases ready to sell inventory directly from manufacturers.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Furniture and Fixtures	5 - 7 Years
Computer Equipment	5 – 7 Years
Software	3 Years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of May 31, 2011 and 2010.

Net Loss Per Common Share

Basic income or loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

Share-based Payments

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the shares or the shares received and services rendered  whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from digital IP and wireless residential services and products and from commercial video and audio integration projects.  The Company recognized revenue from sales of $150,628 and $224,444 for the years ended May 31, 2011 and 2010, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs when incurred.  Total advertising and marketing expense was $93,568 and $824 for years ended May 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Level 1 The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3 If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Note 3.  Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended May 31, 2011 and 2010, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  As of May 31, 2011, the Company has an accumulated deficit of $1,331,992, a working capital deficit of $1,326,728, and negative cash flows from operations of $1,018,263. We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4.  Loans Payable

Loans Payable consists of the following as of:

	May 31,
	2011	2010

Convertible notes payable, unsecured, 10% interest rate, conversion at market value on date of conversion, due upon demand	$ 29,240	$ -

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Convertible notes payable, unsecured, 10% interest rate, conversion at market value at date of conversion, due upon demand	95,000	-

Notes Payable, , unsecured, no interest rate, due upon demand,	20,000	-

	$ 144,240	$ -

Interest expense for the years ended May 31, 2011 and 2010 was $5,311 and $5,200, respectively.

Note 5.  Loans Payable – Related Party

Loans Payable – Related Party consists of the following as of:

	May 31,
	2011	2010

Convertible debt with related party (company in which the CFO was also serving as CFO of the Company for the period represented by this report), no interest rate, conversion at market value on the date of conversion, due upon demand

	$ 1,049,558	$ 153,632

Note Payable with related party, no interest rate, due upon demand	1,000	-

Note payable with related party, no interest rate, due upon demand	-	5,000

	$ 1,050,558	$ 158,632

Interest expense for the years ended May 31, 2011 and 2010 was $0 and $0, respectively.

Note 6.  Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consists of the following as of:

	May 31,
	2011	2010

Furniture and Fixtures	$ 7,719	$ -
Computer Equipment	12,460	-
Software	2,081	-
Less: Accumulated Depreciation	(1,142)	-

Property and Equipment, Net	$ 21,118	$ -

                Depreciation expense for the years ended May 31, 2011 and 2010 was $1,142 and $0, respectively

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

.

Note 7.  Income Taxes

The Company’s provision for income taxes was $0 for the years ended May 31, 2011 and 2010 respectively since the Company incurred net operating losses which have a full valuation allowance through May 31, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $410,207 (net of amounts attributable to pass-through entities). The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance is $207,206 for the year ended May 31, 2011.

Components of net deferred tax assets, including a valuation allowance, are as follows for the years ended:

	May 31,
	2011	2010

Deferred Tax Assets:	$ -	$ -
Net Operating Loss Carryforward	410,207	57,069
Less: Meals and Entertainment	(6,787)	(690)
Add: MACRS Depreciation	1,079	-
Less: Non Deductible Stock Compensation	(7,000)	-
Less: Bad Debt Expense	(8,750)	-
Less: Passive Loss	(181,543)	-
Deferred Revenue	-	-
Less: Valuation Allowance	(207,206)	(56,379)

Net Deferred Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2011 and 2010 was $207,206 and $56,379, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2011 and 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2011 and 2010:

	May 31,
	2011	2010

Federal Statutory Rate	35%	35%
State Taxes, Net of Federal Benefit	0%	0%
Change in Valuation Allowance	(35%)	(35%)
Effective Tax Rate	0%	0%

Note 8.  Related Party Transactions

On May 20, 2011, the Company entered into an asset purchase agreement with a related party company wherein the Company will be purchasing various assets for the value of $400,000 with a down payment due at the time of signing in the amount of $189,029.  The balance of the purchase price is to be paid on or before November 1, 2011.  As of May 31, 2011, the asset purchase agreement was executed, however, did not close. The Company anticipates closing the asset purchase agreement during the fiscal year ended May 31, 2012. Furthermore, the $189,029 down payment was not paid as of May 31, 2011.

During the years ended May 31, 2011 and 2010, the Company had loans receivable with related parties as follows:

Loan Receivable-Related Party
	May 31,
	2011	2010

Loan Receivable with Related Party,
no interest rate, payable upon demand	$ 250	$ -

Loan Receivable with Related Party,
no interest rate, payable upon demand	500	-

Loan Receivable with Related Party,
no interest rate, payable upon demand	38,558	-

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

Loan Receivable with Related Party,
no interest rate, payable upon demand	1,571	-

Loan Receivable with Related Party,
by CEO, no interest rate, payable upon demand	100,479	-

	$ 141,358	$ -

Note 9.  Common Stock

Prior to the acquisition of Elevate, the Company had 41,676,600 shares of common stock issued and outstanding.

On March 1, 2011, the Company issued 19,000,000 shares of common stock in exchange for 100% of Elevate’s outstanding membership interest and obtained cancellation of a total of 36,000,000 shares of common stock from the former management of HGLB.  For accounting purposes, the acquisition of Elevate by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Elevate based on the factors demonstrating that Elevate represents the accounting acquirer.

On April 20, 2011, the Company issued 10,000 shares of common stock par value $.001 per share valued at $20,000 to an investor relations firm for services rendered.  The shares were valued utilizing the fair market value of the common stock.

Note 10.  Subsequent Events

Subsequent to May 31, 2011, the following events occurred:

•

On June 17, 2011, the Company issued a total of 350,000 shares of the Company’s $0.001 par value Common Stock to an accredited investor for a total purchase price of $700,000, all of which was paid in cash.

•

On June 21, 2011, per terms of the Employment Agreement with Rod Place, Chief Operating Officer, the Company issued 50,000 common shares valued at $75,000

•

On June 28, 2011, the Company closed the asset purchase agreement entered into on May 20, 2011, with a related party company and made a downpayment of $200,479.  The remainder of the total purchase price of $400,000 is to be paid on or before November 1, 2011.

•

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a related party company for the purchase of assets consisting of developed software and other assets.  The note is to be paid on or before December 31, 2011 with interest accruing at .37% per annum, due and payable upon maturity.  The Company shall have the right, at its option, to convert the entire outstanding principal amount of the note

HIGHLAND BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

and accrued interest thereon into fully paid and non-assessable shares of Common Stock, $0.001 par value of the Company at the Conversion Price, at any time before the Maturity Date by providing five (5) days' notice to Lender.  The "Conversion Price" shall be determined by the fourteen (14) day average closing price based on the Company's notice of conversion to Lender.

•

On August 2, 2011,, the Company entered into a Director Contract with Calvin Fox.  The Company agreed to compensate Mr. Fox with a total of 1,000,000 stock options at fair market value under the Company’s 2011 Stock Incentive Plan.  Five hundred thousand (500,000) options are granted and vest immediately and five hundred (500,000) options will be granted upon mutually agreed upon milestones.

•

On August 17, 2011, per the terms of an investor relations contract, the Company issued 150,000 shares of restricted common stock valued at $112,500.  These shares are being held in escrow until the successful conclusion of the contract, on or about January 16, 2012.

•

On August 31, 2011, the Board of Directors of the Company authorized, subject to stockholder approval, an amendment to the Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock, $0.001 par value.

•

On September 12, 2011, the Company rescinded the triangular merger with Rite Wire, Inc. completed on May 25, 2011.