Form 10-Q
period 2011-08-31
Elevate, Inc.
filed 2011-10-17
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number 001-34642

ELEVATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Avenida La Pata, Suite 200, San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

(949) 276-5428
(Registrant’s telephone number, including area code)

Highland Business Services, Inc.
201 Avenida Fabricante, Suite 100, San Clemente, CA 92672
(Former name, former address, if changed since last report)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway, Suite 690
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 7, 2011 was 25,086,600 shares.

ELEVATE, INC.
QUARTERLY PERIOD ENDED August 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$-
Accounts receivable	2,119	685
Prepaid expenses	310,796	44,257
Inventory	37,743	8,616

Total current assets	350,658	53,558

Property & equipment, net	25,712	21,118

Other assets	12,621	10,800

TOTAL ASSETS	$388,991	$85,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$255,332	$200,568
Cash overdraft	20,666	3,300
Accrued expenses	29,973	22,499
Loans payable	124,240	144,240
Loan payable - related party	1,912,040	1,050,558

Total current liabilities	2,342,251	1,421,165

Total liabilities	2,342,251	1,421,165

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized.	-	-
Common stock, $.001 par value, 100,000,000 authorized, 25,086,600 and 24,686,600 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively.	25,087	24,687
Additional paid in capital	792,268	112,974
Stock payable	7,000	-
Notes receivable - related party	(118,949)	(141,358)
Accumulated deficit	(2,658,666)	(1,331,992)

Total stockholder's deficit	(1,953,260)	(1,335,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$388,991	$85,476

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	August 31,
	2011	2010

OPERATING REVENUES
Revenue	$60,550	$42,878

OPERATING EXPENSES
Direct cost of services	50,182	1,297
Other costs	1,565	-

Total direct cost of services	51,747	1,297

Legal and professional	136,199	21,860
Selling, general and administrative	460,117	65,952
Consulting expense – stock based	545,642	-
Consulting expense	190,746	-
Depreciation	1,270	-

Total operating expenses	1,385,721	89,109

Net loss from operations	(1,325,171)	(46,231)

OTHER INCOME AND (EXPENSE)
Interest expense	(2,918)	-
Other income and (expense)	1,415	-

Total other income (expense)
	(1,503)	-

NET LOSS	$(1,326,674)	$(46,231)

Loss per weighted average share outstanding- basic	$(0.05)	$(0.00)

Weighted average number of shares outstanding -basic	25,032,796	19,000,000

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	August 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(1,326,674)	$(46,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,270	-
Stock based consulting expense	545,642	-
Stock based employee compensation	87,500
Changes in operating assets and liabilities
Accounts receivable	(1,434)	-
Prepaid assets	(69,988)	-
Inventory	(29,127)	-
Other assets	(1,821)	-
Accounts payable	54,765	-
Accrued expenses	7,473	-

Net cash used in operating activities	(732,394)	(46,231)

Cash flows from investing activities:
Proceeds for notes receivable, related party	(78,070)	1,002
Purchase of equipment	(5,864)	-

Net cash provided by (used in) investing activities	(83,934)	1,002

Cash flows from financing activities:
Bank overdraft	17,366	-
Proceeds from loans payable	-	44,000
Repayment of loans payable	(20,000)	-
Proceeds from loans payable, related party	262,113	23,340
Repayment of loans payable, related party	(150,151)	(23,165)
Proceeds from issuance of common stock	707,000	-

Net cash provided by financing activities	816,328	44,175

Net decrease in cash	0	(1,054)

Cash, beginning of year	0	4,563

Cash, end of year	$0	$3,509

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash changes in investment and financing activities:
Deemed distributions to shareholders	$749,520	$-
Non cash increase of prepaid	$(196,552)	$-

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On February 2, 2011, Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company entered into a reverse triangular merger by and among HGLB Sub Co. (“SUB CO”), a Nevada corporation and Highland Business Services, Inc. (“HGLB”), a Nevada corporation.  Highland Business Services, Inc. (“HGLB”) was incorporated under the laws of the State of Nevada on February 24, 2006.  Pursuant to the terms of the merger, SUB CO was merged with Elevate wherein SUB CO ceased to exist and Elevate became a wholly owned subsidiary of the HGLB.

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

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On May 2, 2011, HGLB entered into a triangular merger by and among HSB Sub Co., (“HSB SUB CO”), a Nevada corporation and wholly owned subsidiary of the Company, and Rite Wire, Inc. (“RITEWIRE”), a Nevada corporation.  Pursuant to the terms of the merger, HSB SUB CO would be merged with RITEWIRE wherein SUB CO shall cease to exist and RITEWIRE would become a wholly owned subsidiary of the Company.

On September 12, 2011, HGLB and RITEWIRE mutually agreed to rescind the triangular merger.

At the Annual Meeting of the Stockholders held on October 6, 2011, it was approved to amend the Articles of Incorporation to change the name of the Company to Elevate, Inc.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements include the accounts of Highland Business Services, Inc. (Nevada Corporation), Elevate Marketing Group, LLC (Utah Limited Liability Company), and IALARM, Inc. (Utah Corporation).  All significant intercompany balances and transactions have been eliminated.  Highland Business Services, Inc., Elevate Marketing Group, LLC and IALARM, Inc. will be collectively referred herein to as the “Company”.

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2011 and 2010 and notes thereto included in the Company’s 10-K filed on September 20, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

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

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.  Beginning in the three months ended August 31, 2011, the Company began invoicing an estimated 10% of the sales.  The invoices are generated at time of sale and recorded as a receivable.  The other 90% of the sales are automatically deducted from or charged to each customer’s bank or credit card account. The accounts receivable balance was $2,119 as of August 31, 2011 and $685 as of May 31, 2011.

Inventory

The Company purchases ready to sell inventory directly from manufacturers.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605  Revenues are generated from digital IP and wireless residential services and products and from commercial video and audio integration projects.  The Company recognized revenue from sales of $60,550 and $42,878 for the three months ended August 31, 2011 and 2010, respectively.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 3.  Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,326,674 and cash used by operations of $732,394 for the three months ended August 31, 2011, and had a working capital deficit of $1,991,593 as of August 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon debt and equity financing to continue operations. It is management’s plans to raise necessary funds via private placements of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing debt and equity financing to have sufficient operating capital to support a level of operations to obtain a level of cash flow to sustain continuing operations. If the Company is successful in raising the necessary funds, there is no assurance that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock or debt sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.  Loans Payable

During the three months ended August 31, 2011, the Company paid down a note in the amount of $20,000 previously due to a marketing company.  This payment paid off the complete obligation.

Note 5.  Loans Payable – Related Party
.
Loans Payable with related parties consist of the following:

	August 31,	May 31,
	2011	2011

Convertible debt with related party
(company in which the CFO was also
serving as CFO of the Company for
the period represented by this report),
no interest rate, conversion at
market value on date of conversion,
unsecured, due on demand	$1,176,670	$1,050,558

Notes Payable with related party (company
in which the owner is the spouse of the
CEO of the Company,) no interest,
unsecured, due upon demand	80,399	-

Notes Payable for an asset purchase
agreement with a related party
(company in which the owner is also
serving as an officer of the Company), no
interest rate, unsecured, due by November 1, 2011	204,971	-

Notes Payable for an asset purchase
agreement with a related party
(company in which a part owner is also
serving as an officer of the Company), .37%
interest rate, unsecured, due by December 31, 2011	450,000	-

	$1,912,040	$1,050,558

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.  Related Party Transactions

The Company has a note receivable with a company owned by an executive officer of the Company in the amount of $116,733. This note increased $78,175 during the three month period ended August 31, 2011.

On May 20, 2011, the Company entered into an asset purchase agreement with an officer of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the officer. On June 28, 2011, the Company closed the agreement and made a down payment of $195,029.  The remainder of the purchase price is to be paid on or before November 1, 2011.  With the payment of this agreement, the related party receivable reported in the equity section of the audited financial statements for the period ended May 31, 2011, was applied toward the notes payable related party.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder. The note is to be paid on or before December 31, 2011 with interest accruing at .37% per annum, due and payable upon maturity.  The Company shall have the right, at its option, to convert the entire outstanding principal amount of the note and accrued interest thereon into fully paid and non-assessable shares of common stock, $0.001 par value of the Company at the conversion price, at any time before the maturity date by providing five (5) days’ notice to lender.  The “conversion price” shall be determined by the fourteen (14) day average closing price based on the Company’s notice of conversion to the lender.

Note  7.  Preferred Stock

On August 31, 2011, the Board of Directors of the Company authorized, subject to stockholder approval, an amendment to the Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock, $0.001 par value.  At the Annual Meeting of the Stockholders meeting held on October 6, 2011, this amendment to the Articles of Incorporation was approved.

Note 8.  Stockholders’ Deficit

During the three months ended August 31, 2011, the Company issued the following shares of $0.001 par value common stock:

o
On June 17, 2011, 350,000 units to an accredited investor for a total purchase price of $700,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

o	On June 21, 2011, per terms of the Employment Agreement with Rod Place, Chief Operating Officer, 50,000 common shares valued at $87,500.

o
On August 17, 2011, per the terms of an investor relations contract, 150,000 shares of restricted common stock valued at $ 172,500 based on the closing price of the stock as of August 31, 2011.  These shares are being held in escrow until the successful conclusion of the contract, on or about January 16, 2012. Based on this the Company has expensed $14,375 or the proportional value earned through August 31, 2011 and applied the value to additional paid in capital. Once shares are fully earned and released from escrow the shares will be deemed issued and outstanding.

During the three months ended August 31, 2011, the Company received $7,000 cash for 3,500 shares of common stock that have not yet been issued due to the subscription agreement not yet being signed.  This balance is recorded as Stock payable.

Deemed Distribution

On May 20, 2011, the Company entered into an asset purchase agreement with an officer of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the officer.  The Company offset the purchase price of $400,000 against a note receivable from the officer. The Company recorded $299,520 and $100,480 in additional paid in capital during the period ended August 31, 2011 and May 31, 2011, respectively.  The $100,480 recognized in May 31, 2011 represents receivable amount from the officer as of May 31, 2011.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder.

Note 9.  Stock Options Granted

On June 24, 2011, the Company granted 200,000 stock options which were valued using the Black Scholes model with an exercise price of $1.50, an expected term of 4 years, a volatility of 123% and a discount rate of 0.99%.  The fair value of the stock options was $236,137. The compensation is for services to be rendered over a one year period. As such the company expensed $39,356 and recorded a prepayment for the remaining balance. These options were granted in lieu of cash for services to be rendered by an outside research investment company.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 2, 2011, the Company granted 1,000,000 stock options which were valued using the Black Scholes model with an exercise price of $1.20, an expected term of 5 years, a volatility of 119% and a discount rate of 1.23%.  The fair value of the stock options was $987,251 and only the vested portion of $491,682 was expensed.   These stock options were issued to Calvin Fox, director of the Company.

The following is a summary of the status of all of the Company’s stock options as of August 31, 2011 and changes during the three months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	1,200,000	$1.25	4.74
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at August 31, 2011	1,200,000	$1.25	4.74
Exercisable at August 31, 2011	700,000	$1.25	4.74

Note 10.  Stock Warrants Granted

On June 17, 2011, the Company sold 350,000 units to an investor for a total purchase price of $700,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants have an exercise price of $3 and expire on June 17, 2014.

The following is a summary of the status of all of the Company’s stock warrants as of August 31, 2011 and changes during the three months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	350,000	$3.00	2.80
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at August 31, 2011	350,000	$3.00	2.80
Exercisable at August 31, 2011	350,000	$3.00	2.80

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.  Subsequent Events

On September 12, 2011, the Company rescinded the triangular merger with Rite Wire, Inc. completed on May 25, 2011.

On September 15, 2011, the Company signed a one year office rental lease for 4,500 sq feet of office space at 180 Avenida La Pata, San Clemente, CA.  The lease expires on September 16, 2012.  The lease payment is $4,500 for months one to three, $5,625 for months four through eight; and $6,750 for months nine through twelve.

On September 29, 2011, the Company received funds of $100,000 from an outside investor for the purchase of 50,000 shares common stock and common warrant to purchase common stock at the price of $3.00 for the next three years.

On October 6, 2011, the Company held an Annual Meeting of Stockholders to vote on the following matters:
•	Election of Directors – Wright W. Thurston, Calvin Fox, and Kathleen Roberts
•	Amend the Company’s Articles of Incorporation to change the name of the Company to “Elevate, Inc.” or any other similar name.
•	Amend the Company’s Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001 per share
•	Approve the 2011 Stock Incentive Plan
•	Ratify DeJoya Griffith & Company, LLC as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2012

All items were ratified at the meeting with approximately 62% of the stockholders’ shares voting.

On October 11, 2011, the Company entered into a separation agreement and release with Mr. Alex Chester wherein he agreed that as of October 10, 2011, he shall cease to be employed by the Company and any of its subsidiaries. Pursuant to the separation agreement, the Company agreed to pay Mr. Chester a severance payment. In addition, the Company agreed to pay health insurance premium payments for nine months for him and his eligible dependents.  The Company also agreed that Mr. Chester would be vested with a portion of his common stock as part of his severance, with the remaining unvested shares being returned to the Company treasury.  Pursuant to the agreement Mr. Chester has an obligation to properly follow the parameters of market sales that are included in the agreement. If he breaches or threatens to breach any such obligation or restriction pursuant to the agreement, he will immediately forfeit any remaining shares not previously released and will forfeit the ability to earn any additional shares. As additional consideration, Mr. Chester will have the ability to receive additional shares of the Company common stock if certain parameters are met regarding new equity or convertible debt funding being invested into the Company on or before December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Elevate”, “HGLB”, “the Company”, and similar terms refer to Elevate, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

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

4. THE ELEVATE 4G NETWORK
Elevate is working in partnership with the nation’s emerging players in the evolution of 4G terrestrial networking. We are on pace to introduce a nationwide 4G network offering in 2012. The evolution of terrestrial network is gaining mass adoption as consumer demand for always on, mobile broadband increases at unprecedented scale. Elevate will announce significant partnerships in Q2 2012. The industry focus on LTE expansion is legendary as this disruptive technology becomes more pervasive and on its way to ubiquity.

Mobile broadband is anticipated to revolutionize the entire communications and connectivity industry over the next decade. Pervasive and ubiquitous access to reliable broadband at home, at the office and on the go enable smart applications for energy conservation and management, connected and integrated monitored security and more open and consuming communications. Elevate is also working with development partners to create one of the first open IPTV network to combine over the air digital live programming with online content distributions for a whole new paradigm in subscription entertainment services including television, production style movies and music. Elevate is developing micro applications which are embedded within the entire Elevate experience and integrated with our network subscriptions services. Elevate is the first provider of it’s kind to personally take each subscriber by the hand, discover their individual needs, design a network and provisioned services which is backed up by a one-to-one relationship with a dedicated account owner and a team of highly qualified professionals who can at a moment's notice visit with our customers, on site, in person and remain fully engaged to ensure total satisfaction.

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

RESULTS OF OPERATIONS

Revenues. Sales revenues increased to $60,550 in the three months ended August 31, 2011 from $42,878 in the three months ended August 31, 2010, representing a 41% increase. The increase in revenues is a result of the implementation of the renewed sales channel.

Total Cost of Services.  Total cost of services increased $50,450, or 3,889%, to $51,747 in the three months ended August 31, 2011 from $1,297 for the three months ended August 31, 2010. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory.

Legal and Professional.  Legal and professional expenses increased $114,339, or 523%, to $136,199 in the three months ended August 31, 2011 from $21,860 for the three months ended August 31, 2010. The increase in legal and professional fees was the result of an increase in accounting and legal fees resulting from the asset purchase agreements and reverse merger.

Selling, General and Administrative. Selling, general and administrative expenses increased $394,165, or 597%, to $460,117 for the three months ended August 31, 2011 from $65,952 for the three months ended August 31, 2010. The increase was the result of the addition of personnel, and increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Stock Based Compensation. Our stock option expense increased $545,642 or 100% in the three months ended August 31, 2011 from $0 for the three months ended August 31, 2010. The increase was the result of stock options being issued in the period ended August 31, 2011 and no stock options being available in the period ended August 31, 2010.

Consulting Expense. Our consulting expense increased $190,746 or 100% in the three months ended August 31, 2011 from $0 for the three months ended August 31, 2010. The increase was the result of the use of outside investment advisory firms to expand the Company’s ability to raise capital.

Depreciation. Our depreciation expenses increased $1,270 or 100% in the three months ended August 31, 2011 from $0 for the three months ended August 31, 2010. The increase was the result of the addition of the assets and the commencement of depreciation for the assets acquired.

Net (Loss) from Operations. The Company had $1,326,674 in net loss from operations in the three months ended August 31, 2011, as compared to net loss from operations of $46,231 during the three months ended August 31, 2010. The increase was the result of the loss of sales and the addition of personnel, increased marketing costs, accounting and legal fees, and stock based compensation.

Interest Expense. Interest expense increased $2,918 or 100%, in the three months ended August 31, 2011 from $0 for the three months ended August 31, 2010. The increase was the result of an increase in interest on accounts payable and notes payable.

Net Loss. In the three months ended August 31, 2011, we generated a net loss of $1,326,674, an increase of $1,280,443 or 2,769%, from $46,231 for the three months ended August 31, 2010. This increase was attributable to the addition of personnel, increased marketing costs, accounting and legal fees and stock option expense.

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

Liquidity and Capital Resources

As of August 31, 2011, we had no cash or any cash equivalents. The following table provides detailed information about our net cash flow for the three months ended August 31, 2011 and 2010. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Three Months Ended August 31,
	2011	2010
Net cash used in operating activities	$(732,394)	$(46,231)
Net cash provided by (used in) investing activities	(83,934)	1,002
Net cash provided by financing activities	816,328	44,175
Net increase/(decrease) in Cash	0	(1,054)
Cash, beginning of year	(0)	4,563
Cash, end of year	$0	$3,509

Operating activities

Net cash used in operating activities was $732,394 for the three months ended August 31, 2011, as compared to $46,231 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in net loss, prepaid expense and inventory.

Investing activities

Net cash used in investing activities was $83,934 for the three months ended August 31, 2011, as compared to $1,002 used in investing activities for the same period in 2010. The increase in net cash used in investing activities was primarily due to repayments of notes receivable with related parties.

Financing activities

Net cash provided by financing activities for the three months ended August 31, 2011 was $816,328, as compared to $44,175 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to an increase in proceeds of notes payable with a related party.

On a short-term basis, we have only generated revenues of $60,550 during the three months ended August 31, 2011 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs, we will be dependent on receipt of private placement proceeds and funding from our stockholders. Current assets consist of $2,119 in accounts receivable, $310,796 in prepaid assets, and $37,743 in inventory. Total liabilities are $2,342,251 at August 31, 2011 representing mainly loan payable – related party, followed by loans payable and the remaining being accounts payable, accrued expenses and cash overdraft.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2011.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended May 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2011, we sold 350,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 1 accredited investor for a total purchase price of $700,000 all which was paid in cash. The 350,000 shares of common stock were issued on June 29, 2011.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

On August 17, 2011, we issued 150,000 shares of our restricted common stock to a consultant for services to be rendered.  These shares are being held in escrow until the completion of the contract on or about January 16, 2012.  Because these shares have not been issued to the recipient, these shares are not included in the issued and/or outstanding shares total.

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

Option Grant

On June 24, 2011, we granted stock options to purchase 200,000 shares of our common stock (exercisable at $1.50 per share for a term of 4 years) to a service provider.

On August 2, 2011, the Board of Directors approved the grant of options to purchase 1,000,000 shares of our common stock (exercisable at $1.20 per share for a term of five years) to the Company’s Director, Calvin Fox, for services to be rendered. Of the 1,000,000 options 500,000 vested at issuance and the remaining 500,000 will vest upon mutually agreed upon milestones.

We made the aforementioned stock option grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended August 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Resignation of Officer

On October 11, 2011, we entered into a separation agreement and release with Mr. Alex Chester wherein Mr. Chester agreed that as of October 10, 2011, Mr. Chester shall cease to be employed by the Company and any of its subsidiaries. Pursuant to the separation agreement, we agreed to pay Mr. Chester a severance payment. In addition, we agreed to pay health insurance premium payments for nine months for Mr. Chester and his eligible dependents.  We also agreed that Mr. Chester would be vested with a portion of his common stock as part of his severance, with the remaining unvested shares being returned to the Company treasury.  Pursuant to the agreement Mr. Chester has an obligation to properly follow the parameters of market sales that are included in the agreement.

     If Mr. Chester breaches or threatens to breach any such obligation or restriction pursuant to the agreement, Mr. Chester will immediately forfeit any remaining shares not previously released and forfeits the ability to earn any additional shares. As additional consideration, Mr. Chester will have the ability to receive additional shares of our common stock if certain parameters are met regarding new equity or convertible debt funding being invested into the Company on or before December 31, 2012.

Submission of Matters to a Vote of Security Holders

The following proposals were submitted to the stockholders by proxy at the 2011 Annual Meeting of Stockholders held on October 6, 2011:

(1)	The election of three members of the board of directors to serve for the ensuing year or until their successor have been duly elected and qualified.

(2)	The approval of an amendment to the Company’s articles of incorporation to change the name of the Company to “Elevate, Inc. or any other similar name;”

(3)	The approval of an amendment to the Company’s articles of incorporation to decrease the number of shares of common stock we are authorized to issue from 450,000,000 to 100,000,000 shares;

(4)	The approval of an amendment to the Company’s articles of incorporation to authorize 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share;

(5)	The approval of the 2011 Stock Incentive Plan;

(6)	The ratification of the appointment of De Joya Griffith & Company, LLC as our independent auditors for the fiscal year ending May 31, 2012

For more information about the foregoing proposals, see our proxy statement dated September 22, 2011, the relevant portions of which are incorporated herein by reference.  Holders of our common stock are entitled to one vote per share.  Only stockholders of record at the close of business on August 26, 2011, were entitled to vote.  The number of votes cast for and against and the number of abstentions and non-votes with respect to each matter voted upon are set forth below:

Election of Directors

Director Nominee	Votes For	Votes Withheld	Non-Votes
Wright Thurston	15,047,340	0	10,039,260
Calvin Fox	15,047,340	0	10,039,260
Kathleen Roberts	15,047,340	0	10,039,260

The three nominees were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

Approval of Amendment to the Company’s Articles of Incorporation to Change the Name of the Company to “Elevate, Inc. or Any Other Similar Name”

The results of the voting were 15,047,340 votes for, 0 votes against, 0 abstentions, and 10,039,260 non-votes. The amendment was approved.

Approval of Amendment to the Company’s Articles of Incorporation to Decrease the Number of Shares of Common Stock we are Authorized to Issue from 450,000,000 to 100,000,000 Shares

The results of the voting were 15,047,340 votes for, 0 votes against, 0 abstentions, and 10,039,260 non-votes. The amendment was approved.

Approval of Amendment to the Company’s Articles of Incorporation to Authorize 10,000,000 Shares of “Blank Check” Preferred Stock, Par Value $0.001 Per Share

The results of the voting were 15,047,340 votes for, 0 votes against, 0 abstentions, and 10,039,260 non-votes. The amendment was approved.

Approval of the 2011 Stock Incentive Plan

The results of the voting were 15,047,340 votes for, 0 votes against, 0 abstentions, and 10,039,260 non-votes. The 2011 Stock Incentive Plan was approved.

Ratification of De Joya Griffith & Company, LLC as Our Independent Registered Public Accounting Firm

The results of the voting were 15,047,340 votes for, 0 votes against, 0 abstentions, and 10,039,260 non-votes. The appointment of De Joya Griffith & Company, LLC was ratified.

Amendment to Articles of Incorporation

On October 14, 2011, the Company changed its name from Highland Business Services, Inc. to Elevate, Inc., decreased the number of authorized common stock from 450,000,000 to 100,000,000 shares, and authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The amendments occurred as a result of our stockholders approving the amendments at the 2011 Annual Meeting of Stockholders. A copy of the Certificate of Amendment is attached hereto as Exhibit 3(i)(e).

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – Dated February 2, 2011		8-K		2.1	2/4/11

2.2	Addendum No 1 to Acquisition Agreement and Plan of Merger – Dated February 11, 2011		8-K		2.2	2/11/11

3i(a)	Articles of Incorporation – Dated February 24, 2006		S-1		3.1	9/30/08

3i(b)	Certificate of Amendment to Articles of Incorporation – Dated December 17, 2007		S-1		3.2	9/30/08

3i(c)	Certificate of Change – Dated February 7, 2011		8-K		3i(c)	4/8/11

3i(d)	Articles of Merger – Dated March 2, 2011		8-K		3i(d)	4/8/11

3i(e)	Certificate of Amendment to Articles of Incorporation – Dated October 14, 2011	X

3ii(a)	Bylaws		S-1		3.3	9/30/08

10.6	Rescission Letter of Merger Agreement by and among HGLB, Highland Sub Co and RiteWire, Inc. – Dated September 12, 2011		10-K	5/31/11	10.6	9/20/11

10.7	2011 Stock Incentive Plan	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVATE, INC.

Date: October 17, 2011	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)