Form 10-Q/A
period 2011-08-31
Elevate, Inc.
filed 2011-10-27
CIK 1424415

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	August 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(1,326,674)	$(46,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,270	-
Stock based consulting expense	545,642	-
Stock based employee compensation	87,500
Changes in operating assets and liabilities
Accounts receivable	(1,434)	-
Prepaid expenses	(69,988)	-
Inventory	(29,127)	-
Other assets	(1,821)	-
Accounts payable	54,765	-
Accrued expenses	7,473	-

Net cash used in operating activities	(732,394)	(46,231)

Cash flows from investing activities:
Proceeds for notes receivable, related party	(78,070)	1,002
Purchase of equipment	(5,864)	-

Net cash provided by (used in) investing activities	(83,934)	1,002

Cash flows from financing activities:
Bank overdraft	17,366	-
Proceeds from loans payable	-	44,000
Repayment of loans payable	(20,000)	-
Proceeds from loans payable, related party	262,113	23,340
Repayment of loans payable, related party	(150,151)	(23,165)
Proceeds from issuance of common stock	707,000	-

Net cash provided by financing activities	816,328	44,175

Net decrease in cash	0	(1,054)

Cash, beginning of year	0	4,563

Cash, end of year	$0	$3,509

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash changes in investment and financing activities:
Deemed distributions to shareholders	$749,520	$-
Non cash increase of prepaid	$(196,552)	$-

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

ELEVATE, INC.

Date: October 25, 2011	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)