Form 10-Q
period 2011-11-30
Elevate, Inc.
filed 2012-01-19
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 2011

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on January 12, 2012 was 26,014,404 shares.

ELEVATE, INC.
QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$-
Accounts receivable	9,038	685
Prepaid expenses	232,290	44,257
Inventory	30,750	8,616

Total current assets	272,078	53,558

Property & equipment, net	27,420	21,118

Other assets	12,619	10,800

TOTAL ASSETS	$312,117	$85,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$263,444	$200,568
Cash overdraft	5,481	3,300
Accrued expenses	88,132	22,499
Loans payable	168,352	144,240
Loan payable - related party	1,450,380	1,050,558

Total current liabilities	1,975,789	1,421,165

Total liabilities	1,975,789	1,421,165

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 425,000 and 0 shares issued and outstanding as of November 30, 2011, and May 31, 2011, respectively	$425	$-
Common stock, $.001 par value, 100,000,000 authorized, 24,305,360 and 24,686,600 shares issued and outstanding as of November 30, 2011, and May 31, 2011, respectively.	24,305	24,687
Additional paid in capital	1,674,250	112,974
Stock payable	502,620	-
Notes receivable - related party	(123,106)	(141,358)
Accumulated deficit	(3,742,166)	(1,331,992)

Total stockholder's deficit	(1,663,672)	(1,335,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$312,117	$85,476

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED OPERATING STATEMENTS (UNAUDITED)

	For the three months ended		For the six months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

OPERATING REVENUES
Revenues	$124,650	$41,792	$185,200	$84,670

OPERATING EXPENSES
Direct cost of services	23,700	486	73,882	1,783
Other costs	110,842	-	112,407	-
Total direct cost of services	134,542	486	186,289	1,783

Legal and professional	22,502	13,300	158,701	35,160
Selling, general and administrative	402,387	205,787	862,504	271,739
Consulting expense - stock based	305,430	-	851,072	-
Consulting expense	296,037	-	486,784	-
Depreciation	1,565	-	2,835	-

Total operating expenses	1,162,464	219,573	2,548,185	308,682

Net loss from operations	(1,037,814)	(177,780)	(2,362,985)	(224,012)

OTHER INCOME (EXPENSE)
Interest expense	(47,481)	-	(50,400)	-
Other income	1,795	`	3,211	-

Total other income (expense)	(45,686)	-	(47,189)	-

NET LOSS	(1,083,500)	(177,780)	(2,410,174)	(224,012)

Basic loss per share	$(0.04)	$(0.01)	$(0.10)	$(0.01)

Basic weighted average number of shares outstanding	24,558,542	19,000,000	24,796,965	19,000,000

See Accompanying Notes to Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended November 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,410,174)	$(224,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,835	-
Stock issued for compensation	87,500	-
Stock issued for services	261,000	-
Stock option amortization	590,072	-
Stock issued for interest expense	45,620	-
Changes in operating assets and liabilities
Accounts receivable	(8,353)	-
Prepaid expenses	(50,286)	-
Inventory	(22,133)	(11,228)
Other assets	(1,819)	-
Accounts payable	62,875	2,890
Accrued expenses	65,633	11,607

Net cash used in operating activities	(1,377,231)	(220,743)

Cash flows from investing activities:
Proceeds for notes receivable, related party	(82,228)	(70,331)
Purchase of equipment	(9,137)	(25,000)

Net cash used in investing activities	(91,365)	(95,331)

Cash flows from financing activities:
Bank overdraft	2,181	-
Proceeds from loans payable	112,000	126,000
Repayment of loans payable	(87,888)	(5,000)
Proceeds from loans payable, related party	397,868	276,801
Repayment of loans payable, related party	(297,565)	(51,411)
Stock to be issued for cash	500,000	-
Payment for the cancelation of shares - related party	(30,000)	-
Proceeds from issuance of common stock	872,000	88

Net cash provided by financing activities	1,468,596	346,478

Net increase (decrease) in cash	0	30,403

Cash, beginning of year	-	4,563

Cash, end of year	$0	$34,966

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-cash changes in investment and financing activities:
Deemed distributions to shareholders	$749,520	$-
Non cash increase in prepaid expenses	$(137,747)	$-

See Accompanying Notes to Financial Statements.

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

On February 2, 2011, Elevate Marketing Group, LLC (“Elevate”), a Utah limited liability company, entered into a reverse triangular merger by and among HGLB Sub Co. (“SUB CO”), a Nevada corporation and Highland Business Services, Inc. (“HGLB”), a Nevada corporation.  Highland Business Services, Inc. (“HGLB”) was incorporated under the laws of the State of Nevada on February 24, 2006.  Pursuant to the terms of the merger, SUB CO was merged with Elevate wherein SUB CO ceased to exist and Elevate became a wholly owned subsidiary of the HGLB.

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements include the accounts of Elevate, Inc. (Formerly Highland Business Services, Inc.) (Nevada Corporation), Elevate Marketing Group, LLC (Utah Limited Liability Company), and IALARM, Inc. (Utah Corporation).  All significant intercompany balances and transactions have been eliminated.  Elevate, Inc., Elevate Marketing Group, LLC and IALARM Inc. will be collectively referred herein to as the “Company”.

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

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.  Beginning in the three months ended August 31, 2011, the Company began invoicing an estimated 10% of the sales.  The invoices are generated at time of sale and recorded as a receivable.  The other 90% of the sales are automatically deducted from or charged to each customer’s bank or credit card account. The accounts receivable balance was $9,038 as of November 30, 2011 and $685 as of May 31, 2011.

Inventory

The Company purchases ready to sell inventory directly from manufacturers.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605. Revenues are generated from digital IP and wireless residential services and products and from commercial video and audio integration projects.  The Company recognized revenue from sales of $185,200 and $84,670 for the six months ended November 30, 2011 and 2010, respectively.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 3.  Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred an accumulated deficit of $3,742,166 and cash used by operations of $1,377,231 for the six months ended November 30, 2011, and had a working capital deficit of $1,703,711 as of November 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 4.  Changes in Management

On October 11, 2011, the Company entered into a separation agreement and release with Mr. Alex Chester wherein he agreed that as of October 10, 2011, he shall cease to be employed by the Company and any of its subsidiaries. Pursuant to the separation agreement, the Company agreed to pay Mr. Chester a severance payment. In addition, the Company agreed to pay health insurance premium payments for nine months for him and his eligible dependents.  The Company also agreed that Mr. Chester would be vested with a portion of his common stock as part of his severance with the remaining unvested shares being returned to the Company treasury.

    Pursuant to the agreement Mr. Chester has an obligation to properly follow the parameters of market sales that are included in the agreement. If he breaches or threatens to breach any such obligation or restriction pursuant to the agreement, he will immediately forfeit any remaining shares not previously released and will forfeit the ability to earn any additional shares. As additional consideration, Mr. Chester will have the ability to receive additional shares of the Company common stock if certain parameters are met regarding new equity or convertible debt funding being invested into the Company on or before December 31, 2012. As a result the shares returned and canceled were 1,046,240 and the Company paid $30,000 in severance payment.  The net value of the cancelled shares was based on the $30,000 severance payment made.

Note 5.  Loans Payable

Loans Payable consist of the following:

	Nov 30	May 31
	2011	2011

Convertible debt with investor
10% interest rate until Dec 2010, conversion at
value determined at date of conversion,
due on demand	$86,000	$86,000

Convertible debt with investor
10% interest rate until Dec 2010, conversion at
value determined at date of conversion,
due on demand	38,240	38,240

Note payable with a marketing company, no
interest rate, payable upon demand	-	20,000

Notes payable with an alarm service company,
secured by the CEO of the Company, no
interest rate, payable through revenue proceeds	44,112	-

	$168,352	$144,240

Note 6.  Loans Payable – Related Party

Loans Payable with related parties consist of the following:

	November 30,	May 31,
	2011	2011

Convertible debt with related party
(company in which the CFO was also
serving as CFO of the Company for
the period represented by this report),
no interest rate, conversion at
market value on date of conversion,
unsecured, due on demand	$1,176,670	$1,050,558

Notes Payable with related party (company
in which the owner is the spouse of the
CEO of the Company,) 5% interest rate,
unsecured, due upon demand	132,240	-

Notes Payable for an asset purchase
agreement with a related party
(company in which the owner is also
serving as an officer of the Company), no
interest rate, unsecured, due by November 1, 2011(See Note 7)	141,470	-

	$1,450,380	$1,050,558

Note 7.  Related Party Transactions

The Company has a note receivable with a company owned by an executive officer of the Company in the amount of $118,531. This note increased $79,973 during the six month period ended November 30, 2011.

The Company has a note receivable with a company owned by an executive officer of the Company in the amount of $3,005 and a note receivable with the same executive of the Company in the amount $1,570. These notes increased $2,755 and $1,570, respectively during the six month period ended November 30, 2011.

On May 20, 2011, the Company entered into an asset purchase agreement with Elevate Communications, LLC, a Utah limited liability company and related party of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the related party. On June 28, 2011, the Company closed the agreement and made a down payment of $195,029.  The remainder of the purchase price of $141,470 was to be paid on or before November 1, 2011. A verbal agreement was made that the remaining balance would be paid when sufficient funds are available.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder. The note is to be paid on or before December 31, 2011 with interest accruing at .37% per annum, due and payable upon maturity.  The Company shall have the right, at its option, to convert the entire outstanding principal amount of the note and accrued interest thereon into fully paid and non-assessable shares of common stock, $0.001 par value of the Company at the conversion price, at any time before the maturity date by providing five (5) days’ notice to lender.  The “conversion price” shall be determined by the fourteen (14) day average closing price based on the Company’s notice of conversion to the lender.  On November 23, 2011, the shareholder agreed to convert the balance of the loan plus interest in the amount of $450,564 into common shares at a value of $1.00 per share.  The closing price of the shares was $1.10 resulting in total value of $495,620, the difference was recorded as additional interest expense of $45,056.  As of November 30, 2011, the shares had not yet been issued.

Note 8.  Preferred Stock

On August 31, 2011, the Board of Directors of the Company authorized, subject to stockholder approval, an amendment to the Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock, $0.001 par value.  At the Annual Meeting of the Stockholders meeting held on October 6, 2011, this amendment to the Articles of Incorporation was approved

On November 14, 2011, the Board of Directors of the Company approved the Certificate of Designation of “Series “A” Convertible Preferred Stock” and authorized the issuance of 425,000 shares of Preferred Stock at $0.001 par value designated as “Series “A” Convertible Preferred Stock” to an accredited investor for $500,000.  The holder of the “Series “A” Convertible Preferred Stock” shall have the right to convert each share into two (2) shares of the Company’s common stock, $0.001 par value per share.  Each share of “Series “A” Convertible Preferred Stock” shall convert automatically into two (2) shares of the Company’s common stock on September 30, 2015.

Note 9.  Stockholders’ Deficit

During the six months ended November 30, 2011, the Company issued the following shares of $0.001 par value common stock:

o
On June 17, 2011, 350,000 units to an accredited investor for a total purchase price of $700,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	On June 21, 2011, per terms of the Employment Agreement with Rod Place, Chief Operating Officer, 50,000 common shares valued at $87,500.

o
On August 17, 2011, per the terms of an investor relations contract, 150,000 shares of restricted common stock valued at $ 150,000 based on the closing price of the stock as of November 30, 2011.  These shares are being held in escrow until the successful conclusion of the contract, on or about January 16, 2012. Based on this the Company has expensed $87,500 or the proportional value earned through August 31, 2011 and applied the value to additional paid in capital. Once shares are fully earned and released from escrow the shares will be deemed issued and outstanding.

o
On October 11, 2011, the Company entered into a separation agreement and release with Mr. Alex Chester wherein he agreed that, as of October 10, 2011, he shall cease to be employed by the Company and any of its subsidiaries. Pursuant to the separation agreement, the Company agreed to pay Mr. Chester a severance payment. As a result of the severance agreement the net shares returned and canceled were 1,046,240 and the Company paid $30,000 in severance payment.  The net value of the cancelled shares was based on the $30,000 severance payment made. (See Note 4 “Changes in Management” for further information)

o
On November 3, 2011, per the terms of a consulting agreement, 150,000 shares of restricted common stock were issued.  The terms of the agreement stipulated that 50,000 shares would be earned upon full completion of three benchmarks. The first benchmark was completed on August 2, 2011 of which 50,000 shares were valued based on the closing price of $1.20. The second was completed on October 13, 2011, 50,000 shares were valued based on the closing price of $1.05. The third benchmark was completed on November 16, 2011, 50,000 shares were valued at $1.22.  The total value of shares issued was determined to be $173,500 and were recorded as consulting expense.

o
On November 3, 2011, 50,000 units to an accredited investor for a total purchase price of $100,000, all of which was paid in cash.  Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o
On November 23, 2011, 40,000 units to an accredited investor for a total purchase price of $40,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00

o
On November 23, 2011, 25,000 units to an accredited investor for a total purchase price of $25,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	During the six months ended November 30, 2011, the Company received $7,000 cash for 3,500 shares of common stock that have not yet been issued due to the subscription agreement not yet being signed.

o
On November 23, 2011, a shareholder agreed to convert the balance of a loan plus interest in the amount of $450,564 into common shares at a value of $1.00 per share for 450,564 shares.  The closing price of the shares was $1.10 resulting in total value of $495,620.  As of November 30, 2011, the shares had not yet been issued. The total balance of these transactions in the amount of $502,620 is stock payable.

Deemed Distribution

On May 20, 2011, the Company entered into an asset purchase agreement with Elevate Communications, LLC a related party of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the related party.  The Company offset the purchase price of $400,000 against a note receivable from the related party. The Company recorded a $100,480 reduction to additional paid in capital during the period ended May 31, 2011, which represents the receivable due from the related party as of May 31, 2011.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder.

Note 10.  Stock Options Granted

On June 24, 2011, the Company granted 200,000 stock options which were valued using the Black Scholes model with an exercise price of $1.50, an expected term of 4 years, a volatility of 123% and a discount rate of 0.99%.  The fair value of the stock options was $236,137. The compensation is for services to be rendered over a one year period. As such the Company expensed $98,380 and recorded a prepayment for the remaining balance. These options were granted in lieu of cash for services to be rendered by an outside research investment company.

On August 2, 2011, the Company granted 1,000,000 stock options which were valued using the Black Scholes model with an exercise price of $1.20, an expected term of 5 years, a volatility of 119% and a discount rate of 1.23%.  The fair value of the stock options was $987,251 and only the vested portion of $491,682 was expensed as of August 31, 2011.   These stock options were issued to Calvin Fox, director of the Company.  As of November 30, 2011, 500,000 stock options remain unvested and will vest once Mr. Fox is able to assist the Company with $5,000,000 in additional funding.

The following is a summary of the status of all of the Company’s stock options as of November 30, 2011 and changes during the six months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	1,200,000	$1.25	4.49
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at November 30, 2011	1,200,000	$1.25	4.49
Exercisable at November 30, 2011	700,000	$1.29	4.49

Note 11.  Stock Warrants Granted

During the quarter ended August 31, 2011, the Company sold 350,000 units to an investor for a total purchase price of $700,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants have an exercise price of $3 and expire on June 17, 2014.

During the quarter ended November 30, 2011, the Company sold a total of 115,000 units to several investors for a total purchase price of $165,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants have an exercise price of $3 and expire in three years from the grant date.

During the quarter ended November 30, 2011, the Company sold a total of 1 unit to an investor for a total purchase price of $500,000.  The unit consisted of 425,000 shares of “Series “A” Convertible Preferred Stock” and 850,000 warrants.  The warrants have an exercise price of $3 and expire in three years from the grant date.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2011 and changes during the six months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	1,315,000	$3.00	2.76
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at November 30, 2011	1,315,000	$3.00	2.76
Exercisable at November 30, 2011	1,315,000	$3.00	2.76

Note 12.  Subsequent Events

On December 13, 2011, the Company issued 850,000 shares of common stock per the agreement signed on September 28, 2011, with an accredited investor who agreed to pay $500,000, which funds were received on October 3, 2011, for one unit that consists of 425,000 Series “A” Convertible Preferred Stock and 850,000 shares of common stock purchase warrants priced at $3.00.  The investor agreed to convert the Preferred Stock to 850,000 shares of common stock for the funds paid.

On December 15, 2011, the Company issued 248,480 shares of common stock for conversion of notes payable valued at $124,240 plus accrued interest of $4,113 and consulting expense valued at $120,127.

On December 15, 2011, the Company issued 10,000 shares of common stock to employees valued at $10,000 as a year end bonus for services performed.

On January 9, 2012, the Company issued 450,564 shares of common stock for the convertible promissory note with a shareholder of the Company.  The shares were valued at $495,620.

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Elevate”, “ELEV”, “the Company”, and similar terms refer to Elevate, Inc. unless otherwise expressly stated or the context otherwise requires.

Overview

Elevate is an emerging alternative in the network services industry. We are pioneering a new paradigm which consists of three core components; Direct Service Model. Our DSM creates a new customer experience and eliminates the cliché that “Customer Service Stinks”. Elevate owns and operates a cloud based billing and provisioning backbone allowing us to provide the latest advancements in broadband Internet, digital VoIP telephony, streaming entertainment, and mobile applications all protected by the first complete monitored security system to cover network services and traditional threats such as intrusion, medical emergency, fire and smoke, poison gas and weather related threats. We provide subscribers with an array of IP and wireless services for residential, small and medium business and enterprise customers. Elevate offers combined services combined with take rate incentives in product and service configurations we call “Stacks”.

At Elevate as you stack your services you save. Our customers typically save 20% off their existing spend for like services. We are able to deliver cost savings while increasing performance to the bottom-line through a variable cost of customer acquisition and fixed operating costs. Elevate is capable of building long-term value in each customer relationship through an unprecedented one-to-one, on-site, on demand “direct service” model. Every Elevate customer becomes a fan because, not only do they know the name of the guy who sold them on the services, they have his cell phone number.

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

This cloud-based system is fully integrated with strategic partners, network service providers, our customer care network and call centers all the way through to the Elevate Care iPad app carried by every Certifiable Genius. Utilizing Elevate mobile applications, our local sales and support teams are able to identify a prospect, determine service availability and credit credentials and analyze their specific needs by performing a complete needs analysis we call the “Drawing Board”.

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

4. THE ELEVATE 4G NETWORK
Elevate is working in partnership with the nation’s emerging players in the evolution of 4G terrestrial networking. We are on pace to introduce a nationwide 4G network offering in 2012. The evolution of terrestrial network is gaining mass adoption as consumer demand for always on, mobile broadband increases at unprecedented scale. Elevate will announce significant partnerships in Q3 2012. The industry focus on LTE expansion is legendary as this disruptive technology becomes more pervasive and on its way to ubiquity.

Mobile broadband is anticipated to revolutionize the entire communications and connectivity industry over the next decade. Pervasive and ubiquitous access to reliable broadband at home, at the office and on the go enable smart applications for energy conservation and management, connected and integrated monitored security and more open and consuming communications. Elevate is also working with development partners to create one of the first open IPTV network to combine over the air digital live programming with online content distributions for a whole new paradigm in subscription entertainment services including television, production style movies and music. Elevate is developing micro applications which are embedded within the entire Elevate experience and integrated with our network subscriptions services. Elevate is the first provider of it’s kind to personally take each subscriber by the hand, discover their individual needs, design a network and provisioned services which are backed up by a one-on-one relationship with a dedicated account owner and a team of highly qualified professionals who can at a moment's notice visit with our customers, on site, in person and remain fully engaged to ensure total satisfaction.

Our purpose is to articulate a comprehensive marketing plan together with actionable initiatives, that will enable us to reach more customers, inspire and engage in more meaningful customer relationships that are formed on trust created by real expertise and backed by an agile and dedicated team to ensure not one customer is ever unhappy. The Elevate experience breeds happiness and mutual satisfaction between subscribers and their dedicated Elevate team having their independent Certifiable Genius at its center.

This Marketing Plan will serve as both a directive and as a method of measurement. Our primary objective is to improve brand awareness, increase new customer acquisition and achieve greater levels of profitability. Our marketing plan is focused on the following objectives:

•	Win new customers through an unprecedented engagement model, improved sales force automation tools and streamlined on boarding processes.
•	Retain existing customers through enhanced customer relationship management.
•	Add 1,000 Independent Elevate Direct Sales Representatives
•	Add 3,500 Independent Elevate Affiliate Sales Representatives
•	Create a strong brand presence by delivering in the brand promise. “To “elevate your digital experience. Expect More.
•	Elevate Defined: “To move or raise to a higher state, to exalt, to raise the voice.”

As a result of careful analysis of internal and external conditions, we have identified and articulated five fundamental marketing strategies, which will enable us to address the market.

Success will depend on our ability to:

•	Execute the tactical measures defined in the plan
•	Be vigilant in operating customer management systems to streamline the customer on boarding process and provide complete transparency into the entire engagement process
•	Continuous investment to improve enterprise back-office systems to support the Elevate customer journey
•	Streamline recruiting processes
•	Complete the roll out of all remaining Elevate Products and Services
•	Create a strong brand presence.

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

Distribution

The Company is using both direct and indirect ways to sell its products and services through direct sales representatives. Direct forms of distribution include door-to-door direct sales, B2B direct sales, B2B VAR Channels and Strategic Resellers. The Company utilizes a well-defined and managed social marketing system developed over the past ten years. Our customer rewards program offers unprecedented rewards for subscribers who actively engage in referrals. We have developed what we call a customer compensation plan that allows customers to achieve great rewards including free services and hardware. To support subscriber referrals, we have deployed a sophisticated call center where every call center representative is highly-trained in communication skills necessary to introduce the Elevate Stack and the subsequent benefits of being an Elevate subscriber.

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

Online Direct Sales – Management also aims to build a strong presence in online marketing. The Company, through its internet website, www.goelevate.com, plans to directly sell its products and services. The website contains information about service promotions and facilitates quick and easy sign-up or enables the user to request contact later sales contact. This internet marketing strategy will complement other marketing strategies and serve as a means for customers to contact the Company as well as receive online technical support.

Customer Rewards Sales

Customer referral - Product awareness is created through customer references that assist the Company to sells products and services. The customer submits referrals online and our highly trained call center representatives, who are specifically trained to contact leads in compliance with all Federal and State mandated rules and regulations, later contact the referral and close the sale. Upon closing, the new subscriber is immediately assigned to a local Certifiable Genius to establish their ongoing relationship with the Company.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 31, 2011 and 2010:

Revenues. Sales revenues increased to $82,858 in the three months ended November 30, 2011 from $41,792 in the three months ended November 30, 2010, representing a 199% increase. The increase in revenues is a result of the implementation of the renewed sales channel.

Total Cost of Services.  Total direct cost of services increased $23,214, or 4,777%, to $23,700 in the three months ended November 30, 2011 from $486 for the three months ended November 30, 2010. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory.

Legal and Professional.  Legal and professional expenses increased $9,202, or 70%, to $22,502 in the three months ended November 30, 2011 from $13,300 for the three months ended November 30, 2010. The increase in legal and professional fees was the result of an increase in accounting and legal fees associated with public company filings.

Selling, General and Administrative. Selling, general and administrative expenses increased $196,600, or 96%, to $402,387 for the three months ended November 30, 2011 from $205,787 for the three months ended November 30, 2010. The increase was the result of the addition of personnel, and increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Stock Based Compensation. Stock option expense increased $305,430 or 100% in the three months ended November 30, 2011 from $0 for the three months ended November 30, 2010. The increase was the result of stock options being issued in the period ended November 30, 2011 and no stock options being issued in the period ended November 30, 2010.

Consulting Expense. Consulting expense increased $296,037 or 100% in the three months ended November 30, 2011 from $0 for the three months ended November 30, 2010. The increase was the result of the use of outside investment advisory firms to expand the Company’s ability to raise capital.

Depreciation. Depreciation expense increased $1,565 or 100% in the three months ended November 30, 2011 from $0 for the three months ended November 30, 2010. The increase was the result of the addition of the assets and the commencement of depreciation for the assets acquired.

Net (Loss) from Operations. The Company had $1,037,814 in net loss from operations in the three months ended November 30, 2011, as compared to net loss from operations of $177,780 during the three months ended November 30, 2010. The increase was the result of the increase in total cost of sales, the addition of personnel, increased marketing costs, accounting and legal fees, and stock based compensation.

Interest Expense. Interest expense increased $47,481 or 100%, in the three months ended November 30, 2011 from $0 for the three months ended November 30, 2010. The increase was the result of an increase in notes payables with interest accruals.

Net Loss. In the three months ended November 30, 2011, we generated a net loss of $1,083,500, an increase of $905,720 or 510%, from $177,780 for the three months ended November 30, 2010. This increase was attributable to the addition of personnel, increased marketing costs, accounting and legal fees and stock option expense.

Results of Operations for the Six Months Ended November 31, 2011 and 2010:

Revenues. Sales revenues increased to $185,200 in the six months ended November 30, 2011 from $84,670 in the six months ended November 30, 2010, representing a 119% increase. The increase in revenues is a result of the implementation of the renewed sales channel.

Total Cost of Services.  Total cost of services increased $72,099, or 4,044%, to $73,882 in the six months ended November 30, 2011 from $1,783 for the six months ended November 30, 2010. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory.

Legal and Professional.  Legal and professional expenses increased $123,541, or 351%, to $158,701 in the six months ended November 30, 2011 from $35,160 for the six months ended November 30, 2010. The increase in legal and professional fees was the result of an increase in accounting and legal fees resulting from the asset purchase agreements and reverse merger.

Selling, General and Administrative. Selling, general and administrative expenses increased $590,765, or 217%, to $862,504 for the six months ended November 30, 2011 from $271,739 for the six months ended November 30, 2010. The increase was the result of the addition of personnel, and increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Stock Based Compensation. Stock option expense increased $851,072 or 100% in the six months ended November 30, 2011 from $0 for the six months ended November 30, 2010. The increase was the result of stock options being issued in the period ended November 30, 2011 and no stock options being available in the period ended November 30, 2010.

Consulting Expense. Consulting expense increased $486,784 or 100% in the six months ended November 30, 2011 from $0 for the six months ended November 30, 2010. The increase was the result of the use of outside investment advisory firms to expand the Company’s ability to raise capital.

Depreciation. Depreciation expense increased $2,835 or 100% in the six months ended November 30, 2011 from $0 for the six months ended November 30, 2010. The increase was the result of the addition of the assets and the commencement of depreciation for the assets acquired.

Net (Loss) from Operations. The Company had $2,362,985 in net loss from operations in the six months ended November 30, 2011, as compared to net loss from operations of $224,012 during the six months ended November 30, 2010. The increase was the result of the increase in total cost of sales, the addition of personnel, increased marketing costs, accounting and legal fees, and stock based compensation.

Interest Expense. Interest expense increased $50,400 or 100%, in the six months ended November 30, 2011 from $0 for the six months ended November 30, 2010. The increase was the result of an increase in notes payable and accounts payable due by the Company.

Net Loss. In the six months ended November 30, 2011, we generated a net loss of $2,410,174, an increase of $2,186,162 or 976%, from $224,012 for the six months ended November 30, 2010. This increase was attributable to the addition of personnel, increased marketing costs, accounting and legal fees and stock option expense.

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

Liquidity and Capital Resources

As of November 30, 2011, we had no cash or any cash equivalents. The following table provides detailed information about our net cash flow for the six months ended November 30, 2011 and 2010. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Six months Ended November 30,
	2011	2010
Net cash used in operating activities	$(1,377,231)	$(220,743)
Net cash used in investing activities	(91,365)	(95,331)
Net cash provided by financing activities	1,468,596	346,478
Net increase/(decrease) in Cash	(0)	30,403
Cash, beginning of year	-	4,563
Cash, end of year	$(0)	$34,966

Operating activities

Net cash used in operating activities was $1,377,231 for the six months ended November 30, 2011, as compared to $220,743 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in net loss, prepaid expense and inventory.

Investing activities

Net cash used in investing activities was $91,365 for the six months ended November 30, 2011, as compared to $95,331 used in investing activities for the same period in 2010. The decrease in net cash used in investing activities was primarily due to the Company decreasing the purchase of equipment in the current period.

Financing activities

Net cash provided by financing activities for the six months ended November 30, 2011 was $1,468,596, as compared to $346,478 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to issuance of common stock for cash.

On a short-term basis, we have only generated revenues of $185,200 during the six months ended November 30, 2011 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs, the Company will be dependent on private placement proceeds and funding from stockholders. Current assets consist of $9,038 in accounts receivable, $232,290 in prepaid expenses, and $30,749 in inventory. Total liabilities are $1,975,789 at November 30, 2011 representing mainly loan payable – related party, followed by loans payable and the remaining being accounts payable, accrued expenses and cash overdraft.

We believe that cash flow from operations will meet only a part of our present and near term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives as well as our current research and development programs, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders.

The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand business operations and could harm overall business prospects.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2011, we sold 50,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 1 accredited investor for a total purchase price of $100,000 all of which was paid in cash.  The 50,000 shares of common stock were issued on November 3, 2011.

On October 3, 2011, we sold 1 unit consisting of 425,000 Series “A” Convertible Preferred Stock and 850,000 shares of common stock purchase warrants priced at $3.00 per share for up to 3 years to 1 accredited investor for a total purchase price of $500,000 all of which was paid in cash.  The Preferred Stock was converted to 850,000 shares of common stock on December 13, 2011.

On November 15, 2011, we sold 40,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 1 accredited investor for a total purchase price of $40,000 all of which was paid in cash.  The 40,000 shares of common stock were issued on November 23, 2011.

On November 22, 2011, we sold 25,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 1 accredited investor for a total purchase price of $25,000 all of which was paid in cash.  The 25,000 shares of common stock were issued on November 23, 2011.

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

On November 3, 2011, we issued 150,000 shares of our restricted common stock to a consultant for services rendered.

We made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Issuances

On December 15, 2011, we issued 248,480 shares of common stock for conversion of notes payable valued at $124,240 plus accrued interest of $4,113 and consulting expense valued at $120,127.

On December 15, 2011, we issued 10,000 shares of common stock to employees valued at $10,000 as a yearend bonus for services performed.

On January 9, 2012, we issued 450,564 shares of common stock pursuant to the conversion of a convertible promissory note with a stockholder of the Company.  The shares were valued at $495,620. We made the aforementioned common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended November 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – Dated February 2, 2011		8-K		2.1	2/4/11

2.2	Addendum No 1 to Acquisition Agreement and Plan of Merger – Dated February 11, 2011		8-K		2.2	2/11/11

3i(a)	Articles of Incorporation – Dated February 24, 2006		S-1		3.1	9/30/08

3i(b)	Certificate of Amendment to Articles of Incorporation – Dated December 17, 2007		S-1		3.2	9/30/08

3i(c)	Certificate of Change – Dated February 7, 2011		8-K		3i(c)	4/8/11

3i(d)	Articles of Merger – Dated March 2, 2011		8-K		3i(d)	4/8/11

3i(e)	Certificate of Amendment to Articles of Incorporation – Dated October 14, 2011		10-Q	8/31/11	3i(e)	10/17/11

3ii(a)	Bylaws		S-1		3.3	9/30/08

10.6	Rescission Letter of Merger Agreement by and among HGLB, Highland Sub Co and RiteWire, Inc. – Dated September 12, 2011		10-K	5/31/11	10.6	9/20/11

10.7	2011 Stock Incentive Plan		10-Q	8/31/11	10.7	10/17/11

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

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

ELEVATE, INC.

Date: January 17, 2012	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)