Form 10-K/A
period 2011-05-31
Elevate, Inc.
filed 2012-01-26
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*Explanatory Note: This Annual Report on 10-K/A is being filed for the sole purpose of adding the Audit Report on page F-1, due to an inadvertent error by the EDGAR filing agent with respect to the Annual Report on Form 10-K filed on September 20, 2011. No disclosure was changed as a result of this amendment.

HIGHLAND BUSINESS SERVICES, INC.
FOR THE YEAR ENDED
MAY 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K/A , and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
1)
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
2)
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

2. Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.
3.
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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-K/A .

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

Election of Directors and Officers

(a) Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.
(b)
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

Audit Committee

(c) We do not have an Audit Committee; our Board of Directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.
(d)
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

Unless disclosed above, to the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
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

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

SUMMARY COMPENSATION TABLE
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

Jordan Folsom(6),
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

Security Ownership of Management and Directors
	Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Common	Wright Thurston	12,911,562(2)	51.1%
Common	Rod Place	50,000	--
Common	Donna Moore	26,000	--
Common	Alex Chester	2,046,240(3)	8.1%
Common	Bryan Ferre	0	--
Common	Jordan Folsom	705,600(4)	2.7%
Common	Benjamin Ward	2,734,200(5)	10.8%
Common	Calvin Fox	500,000(6)	1.9%
	Directors & Officers as a Group	18,973,602	75.1%

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

Date: January 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Wright W. Thurston	Chairman of the Board of Directors, President,	January 25, 2012
Wright W. Thurston	Treasurer and Chief Executive Officer
(Principal Executive Officer)

/S/ Donna Moore	Secretary and Chief Financial Officer	January 25, 2012
Donna Moore	(Principal Accounting and Financial Officer)

HIGHLAND BUSINESS SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2011 AND 2010

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Highland Business Services, Inc

We have audited the accompanying consolidated balance sheets of Highland Business Services, Inc. and subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2011 and 2010. Management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highland Business Services, Inc. and subsidiaries as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
September 13, 2011

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	May 31, 2011	May 31, 2010

ASSETS

CURRENT ASSETS
Cash	$-	$4,563
Accounts receivable	685	-
Notes receivable-related party	40,879	-
Prepaid assets	44,257	-
Inventory	8,616	-

Total current assets	94,437	4,563

Property & equipment, net	21,118	-

Other assets	10,800	-

TOTAL ASSETS	$126,355	$4,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$200,568	$5,703
Cash overdraft	3,300	-
Accrued expenses	22,499	-
Loans payable	144,240	-
Loan payable - related party	1,050,558	158,632

Total current liabilities	1,421,165	164,335

Total liabilities	1,421,165	164,335

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,686,600 and 19,000,000 shares issued and
outstanding as of May 31, 2011 and 2010, respectively	24,687	19,000
Additional paid in capital	112,974	(18,800)
Notes receivable - related party	(100,479)	-
Accumulated deficit	(1,331,992)	(159,972)

Total stockholder's deficit	(1,294,810)	(159,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,355	$4,563

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the year ended May 31, 2011	For the year ended May 31, 2010

OPERATING REVENUES
Revenue	$150,628	$224,444

OPERATING EXPENSES
Direct cost of services	42,845	24,041
Other costs	53,741	-

Total direct cost of services	96,586	24,041

Legal and professional	206,493	118,398
Selling, general and administrative	1,013,116	239,858
Depreciation	1,142	-

Total operating expenses	1,317,337	382,297

Net loss from operations	(1,166,709)	(157,853)

OTHER EXPENSE
Interest expense	(5,311)	(5,200)

Total other expense	(5,311)	(5,200)

NET LOSS	(1,172,020)	(163,053)

Loss per average number of shares outstanding - basic	$(0.06)	$(0.01)

Weighted average number of shares outstanding - basic	20,416,413	19,000,000

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

			Additional	Notes		Total
	Common Shares		Paid-in	Receivable	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit

Balance at May 31, 2009	19,000,000	$19,000	$(18,800)	$-	$3,081	$3,281

Net loss	-	-	-	-	(163,053)	(163,053)

Balance at May 31, 2010	19,000,000	19,000	(18,800)	-	(159,972)	(159,772)

Recapitalization due to reverse merger	5,676,600	5,677	111,696	-	-	117,373

Contributed capital	-	-	88	-	-	88

Shares issued for services	10,000	10	19,990	-	-	20,000

Notes receivable due from related party	-	-	-	(100,479)	-	(100,479)

Net loss	-	-	-	-	(1,172,020)	(1,172,020)

Balance at May 31, 2011	24,686,600	$24,687	$112,974	$(100,479)	$(1,331,992)	$(1,294,810)

See Accompanying Notes to Financial Statements.

HIGHLAND BUSINESS SERVICES, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended May 31, 2011	For the year ended May 31, 2010

Cash flows from operating activities
Net loss	$(1,172,020)	$(163,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,142	-
Stock issued for services	20,000	-
Bad debt	25,000	-
Changes in operating assets and liabilities
Accounts receivable	(685)	-
Prepaid assets	(44,257)	-
Inventory	(8,616)	-
Other assets	(10,800)	-
Accounts payable	149,474	5,703
Accrued expenses	22,499	-

Net cash used in operating activities	(1,018,263)	(157,350)

Cash flows from investing activities
Payments for notes receivable, related party	(174,823)	-
Repayments received for notes receivable, related party	14,870	-
Purchase of equipment	(22,260)	-

Net cash used in investing activities	(182,213)	-

Cash flows from financing activities
Bank overdraft	3,300	-
Proceeds from loans payable	284,353	-
Repayment of loans payable	(140,113)	-
Proceeds from loans payable, related party	1,068,285	177,260
Repayment of loans payable, related party	(20,000)	(15,979)
Contributed capital	88	-

Net cash provided by financing activities	1,195,913	161,281

Net change in cash	(4,563)	3,931

Cash, beginning of year	4,563	632

Cash, end of year	$-	$4,563

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest expense	$-	$-

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

Note 4.  Loans Payable

Loans Payable consists of the following as of:

	May 31,
	2011	2010

Convertible notes payable, unsecured, 10% interest rate, conversion at market value on date of conversion, due upon demand	$29,240	-

Convertible notes payable, unsecured, 10% interest rate, conversion at market value at date of conversion, due upon demand	95,000	-

Notes Payable, , unsecured, no interest rate, due upon demand,	20,000	-

	$144,240	-

HIGHLAND BUSINESS SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Interest expense for the years ended May 31, 2011 and 2010 was $5,311 and $5,200, respectively.

Note 5.  Loans Payable – Related Party

Loans Payable – Related Party consists of the following as of:

	May 31,
	2011	2010

Convertible debt with related party (company in which the CFO was also serving as CFO of the Company for the period represented by this report), no interest rate, conversion at market value on the date of conversion, due upon demand	$1,049,558	$153,632

Note Payable with related party, no interest rate, due upon demand	1,000	-

Note payable with related party, no interest rate, due upon demand	-	5,000

	$1,050,558	$158,632

Interest expense for the years ended May 31, 2011 and 2010 was $0 and $0, respectively.

Note 6.  Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consists of the following as of:

	May 31,
	2011	2010

Furniture and Fixtures	$7,719	$-
Computer Equipment	12,460	-
Software	2,081	-
Less: Accumulated Depreciation	(1,142)	-

Property and Equipment, Net	$21,118	$-

Depreciation expense for the years ended May 31, 2011 and 2010 was $1,142 and $0, respectively.

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

Components of net deferred tax assets, including a valuation allowance, are as follows for the years ended:

	May 31,
	2011	2010

Deferred Tax Assets:	$-	$-
Net Operating Loss Carryforward	410,207	57,069
Less: Meals and Entertainment	(6,787)	(690)
Add: MACRS Depreciation	1,079	-
Less: Non Deductible Stock Compensation	(7,000)	-
Less: Bad Debt Expense	(8,750)	-
Less: Passive Loss	(181,543)	-
Deferred Revenue	-	-
Less: Valuation Allowance	(207,206)	(56,379)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2011 and 2010 was $207,206 and $56,379, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2011 and 2010 and maintained a full valuation allowance.

F-12

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

During the years ended May 31, 2011 and 2010, the Company had loans receivable with related parties as follows:

Loan Receivable-Related Party
	May 31,
	2011	2010

Loan Receivable with Related Party,
no interest rate, payable upon demand	$250	$-

Loan Receivable with Related Party,
no interest rate, payable upon demand	500	-

Loan Receivable with Related Party,
no interest rate, payable upon demand	38,558	-

Loan Receivable with Related Party,
no interest rate, payable upon demand	1,571	-

Loan Receivable with Related Party,
by CEO, no interest rate, payable upon demand	100,479	-

	$141,358	$-

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