Form 10-Q
period 2012-02-29
Elevate, Inc.
filed 2012-04-23
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

(805) 910-5369
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 13, 2012 was 27,941,404 shares.

ELEVATE, INC.
QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

Index to Report on Form 10-Q

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	--

Item 5.	Other Information	29

Item 6.	Exhibits	30

	Signatures

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED BALANCE SHEETS

	February 29 2012	May 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$-
Accounts receivable	32,524	685
Prepaid expenses	427,620	44,257
Inventory	29,187	8,616
Total current assets	489,331	53,558

Property & equipment, net	25,856	21,118
Other assets	12,619	10,800
TOTAL ASSETS	$527,806	$85,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$384,828	$200,568
Cash overdraft	21,203	3,300
Accrued expenses	149,054	22,499
Loans payable	-	144,240
Loan payable - related party	1,512,311	1,050,558
Total current liabilities	2,067,396	1,421,165

Total liabilities	2,067,396	1,421,165

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of February 29, 2012, and May 31, 2011 respectively	-	-
Common stock, $.001 par value, 100,000,000 authorized, 26,661,404 and 24,686,600 shares issued and outstanding as of February 29, 2012, and May 31, 2011, respectively.	26,661	24,687
Additional paid-in capital	3,003,166	112,974
Stock payable	15,973	-
Notes receivable - related party	(102,893)	(141,358)
Accumulated deficit	(4,482,497)	(1,331,992)
Total stockholder's deficit	(1,539,590)	(1,335,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$527,806	$85,476

See Accompanying Notes to Consolidated Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended		For nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

OPERATING REVENUES
Revenues	$299,895	$77,531	$485,095	$162,201
OPERATING EXPENSES
Direct cost of services	15,853	12,048	89,735	13,831
Other costs	157,800	-	390,118	-
Total direct cost of services	173,653	12,048	479,853	13,831
Gross Profit	126,242	65,483	5,242	148,370

Legal and professional	63,928	46,131	222,630	81,291
Selling, general and administrative	438,378	189,727	1,300,882	461,466
Consulting expense - stock based	79,885	-	930,957	-
Consulting expense	277,453	-	644,325	-
Depreciation	1,564	1,786	4,399	1,786
Total operating expenses	861,208	237,644	3,103,193	544,543

Net loss from operations	(734,966)	(172,161)	(3,097,951)	(396,173)

OTHER INCOME AND (EXPENSE)
Interest expense	(6,950)	(4,113)	(57,350)	(4,113)
Other income	1,585	- `	4,796	-

Total other income (expense)	(5,365)	(4,113)	(52,554)	(4,113)

Net loss	(740,331)	(176,274)	(3,150,505)	(400,286)

Basic loss per common share outstanding	$(0.03)	$(0.01)	$(0.13)	$(0.02)
Basic weighted average number Shares outstanding	25,693,402	19,000,000	25,070,599	19,000,000

See Accompanying Notes to Consolidated Financial Statements.

ELEVATE, INC. AND SUBSIDIARIES (FORMERLY HIGHLAND BUSINESS SERVICES, INC.) CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	For nine months ended
	February 29, 2012	February 28, 2011

Cash flows from operating activities:
Net loss	$(3,150,505)	$(400,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,399	1,786
Stock issued for compensation	272,273	-
Stock issued for services	254,702	-
Stock option amortization	649,106	-
Stock issued for interest expense	46,477	-
Changes in operating assets and liabilities
Accounts receivable	(31,839)	-
Prepaid expenses	(19,135)	-
Inventory	(20,571)	(57,657)
Other assets	(1,819)	-
Accounts payable	184,260	167,573
Accrued expenses	130,668	15,900
Net cash used in operating activities	(1,681,984)	(272,684)

Cash flows from investing activities:
Repayment of notes receivable, related party	(86,014)	(79,109)
Purchase of equipment	(9,137)	(169,881)
Net cash used in investing activities	(95,151)	(248,990)

Cash flows from financing activities:
Bank overdraft	17,903	3,300
Proceeds from loans payable	126,000	126,000
Repayment of loans payable	(146,001)	(11,322)
Proceeds from loans payable, related party	751,000	473,659
Repayment of loans payable, related party	(588,767)	(72,213)
Member Investment	-	88
Stock to be issued for cash	12,000	-
Payment for the cancellation of shares - related party	(30,000)	-
Proceeds from issuance of common stock	1,635,000	-
Net cash provided by financing activities	1,777,135	519,512

Net increase (decrease) in cash	-	(2,162)
Cash, beginning of year	-	4,563

Cash, end of year	$-	$2,401

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-cash changes in investment and financing activities:
Deemed distributions to shareholders	$749,520	$-
Non cash increase in prepaid expenses	$(430,747)	$-
Shares issued as repayment of convertible notes	$574,240	$-

See Accompanying Notes to Consolidated Financial Statements.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  The Company

The Company and Nature of Business

Elevate Marketing Group, LLC (“Elevate”) was founded in 2008.  Elevate began selling its wireless broadband service together with a fully integrated VolP telecommunications service in the fall of 2008.  Elevate’s broadband provides internet access with data transfer speeds up to 10 mbps, offers wireless distribution and is connected to a 4G hybrid mesh network.  Elevate’s Stack (five premium digital services bundled into one premium service) expanded in 2009 by adding monitored cellular two-way voice home security.  In April, 2009, IALARM, LLC was created as a wholly owned subsidiary of Elevate.  In June 2010, IALARM was incorporated as a Utah corporation.

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

Through its carrier-level agreements with many of the nation’s major infrastructure providers, Elevate is able to offer technologically agnostic product ‘Stacks’ – product configurations that are not limited to a single delivery infrastructure.  Elevate Certifiable Geniuses can choose component products from among all locally available carriers and infrastructure technologies to create cost-effective custom product packages that meet the unique needs of each of their customers.  Independent Elevate owners bring made-to-order digital services to local communities - one living room at a time.  Elevate provides digital services to 22 major U.S. markets and will open 28 more in 2012.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements include the accounts of Elevate Marketing Group, LLC (Utah Limited Liability Company), IALARM, Inc. (Utah Corporation) and Elevate, Inc (Nevada Corporation).  All significant intercompany balances and transactions have been eliminated.  Elevate Marketing Group, LLC, IALARM, Inc. and Elevate, Inc. will be collectively referred herein to as the “Company”.

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented to not be misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2011 and 2010 and notes thereto included in the Company’s 10-K filed on September 20, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, certificates of deposit, accounts receivable, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

Earnings Per Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash position represent cash on deposit in checking accounts.  These assets are generally available on a daily basis and are highly liquid in nature.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.  Beginning in the three months ended August 31, 2011, the Company began invoicing an estimated 10% of the sales.  The invoices are generated at time of sale and recorded as a receivable.  The other 90% of the sales are automatically deducted from or charged to each customer’s bank or credit card account. The accounts receivable balance was $32,524 as of February 29, 2012 and $685 as of May 31, 2011.

Inventory

The Company purchases ready to sell inventory directly from manufacturers.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenues are generated from digital IP and wireless residential services and products and from commercial video and audio integration projects.  The Company recognized revenue from sales of $485,095 and $162,201 for the nine months ended February 29, 2012 and February 28, 2010, respectively.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 3.  Going Concern

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $3,150,505 and cash used by operations of $1,681,984 for the nine months ended February 29, 2012, and had a working capital deficit of $1,578,065 as of February 29, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might result from the outcome of this uncertainty.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 4. Changes in Management

On October 11, 2011, the Company entered into a separation agreement and release with Mr. Alex Chester wherein he agreed that as of October 10, 2011, he shall cease to be employed by the Company and any of its subsidiaries. Pursuant to the separation agreement, the Company agreed to pay Mr. Chester a severance payment. In addition, the Company agreed to pay health insurance premium payments for nine months for him and his eligible dependents.  The Company also agreed that Mr. Chester would be vested with a portion of his common stock as part of his severance with the remaining unvested shares being returned to the Company treasury.  Pursuant to the agreement Mr. Chester has an obligation to properly follow the parameters of market sales that are included in the agreement. If he breaches or threatens to breach any such obligation or restriction pursuant to the agreement, he will immediately forfeit any remaining shares not previously released and will forfeit the ability to earn any additional shares. As additional consideration, Mr. Chester will have the ability to receive additional shares of the Company’s common stock if certain parameters are met regarding new equity or convertible debt funding being invested into the Company on or before December 31, 2012

Note 5.  Prepaid Expense

During the nine months ended February 29, 2012, the Company had an increase in prepaid expense totaling $383,363 as follows:

	February 29, 2012	May 31, 2011

Platform Fees	3,542	7,709
Executive Expense Account	4,654	7,486
Consulting	10,000	29,062
Employee Advances	16,810
Consulting Stock Option	78,713
Consulting Stock Based	285,515
Dues & Subscriptions	6,143
Professional Fees	15,467
Licensing	2,600
Liability Insurance	4,176

	427,620	44,257

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.  Loans Payable

Loans Payable consist of the following:

	February 29,	May 31,
	2012	2011

Convertible debt with investor
10% interest rate until Dec 2010, conversion at
value determined at date of conversion,
due on demand	$-	$86,000

Convertible debt with investor
10% interest rate until Dec 2010, conversion at
value determined at date of conversion,
due on demand	-	38,240

Note payable with a marketing company, no
interest rate, payable upon demand	-	20,000

	$-	$144,240

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.  Loans Payable – Related Party

Loans payable with related parties consist of the following:

	February 29, 2012	May 31, 2011

Convertible debt with related party (company
in which the CFO was also serving as CFO of
the Company for the period represented by
this report), no interest rate, conversion at
market value on date of conversion, unsecured,

due on demand	$1,082,170	$1,050,558

Note payable to related party (CEO of a Company in which the CFO was serving as CFO of the Company for the period represented by this report), no interest rate
unsecured, payable upon demand	105,000

Note payable with related party (company
in which the owner is the spouse of the CEO
of the Company), 5% interest, unsecured,
due upon demand	173,729	-

Note payable with related party (company in
which the owner is also serving as an officer of
the Company), no interest rate, unsecured,
due upon demand	6,540	-

Note payable to an employee, no interest rate,
unsecured, due upon demand	811	-

Note payable for an asset purchase agreement
with a related party (company in which the
owner is also serving as an officer of the
Company), no interest rate, unsecured,
due upon demand.	144,061	-

	$1,512,311	$1,050,558

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.  Related Party Transactions

The Company has a note receivable with a company owned by an executive officer of the Company in the amount of $96,115. This note increased $57,557 during the nine month period ended February 29, 2012.  The Company also has a note receivable with a company in which an executive officer of the Company is also serving as a officer in the amount of $6,778.  This note increased $6,778 during the nine month period ended February 29, 2012.

On May 20, 2011, the Company entered into an asset purchase agreement with Elevate Communications, LLC, a Utah limited liability company and related party of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the related party. On June 28, 2011, the Company closed the agreement and made a down payment of $195,029.  The remainder of the purchase price of $144,061 was to be paid on or before November 1, 2011. A verbal agreement during the period ended February 29, 2012 was made that the remaining balance would be paid when sufficient funds are available.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder. The note is to be paid on or before December 31, 2011 with interest accruing at .37% per annum, due and payable upon maturity.  The Company shall have the right, at its option, to convert the entire outstanding principal amount of the note and accrued interest thereon into fully paid and non-assessable shares of common stock, $0.001 par value of the Company at the conversion price at any time before the maturity date by providing five (5) days’ notice to lender.  The “conversion price” shall be determined by the fourteen (14) day average closing price based on the Company’s notice of conversion to the lender.  On November 23, 2011, the shareholder agreed to convert the balance of the loan plus interest in the amount of $450,564 into common shares at a value of $1.00 per share.  On January 9, 2012, 450,564 shares were issued.

Note 9.  Preferred Stock

On August 31, 2011, the Board of Directors of the Company authorized, subject to stockholder approval, an amendment to the Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock at $0.001 par value.  At the Annual Meeting of the Stockholders meeting held on October 6, 2011, this amendment to the Articles of Incorporation was approved.

On November 14, 2011, the Board of Directors of the Company approved the Certificate of Designation of Series A Convertible Preferred Stock and authorized the issuance of 425,000 shares of Preferred Stock at $0.001 par value designated as “Series A Convertible Stock” to an accredited investor for $500,000.  The holder of the Series A Preferred Stock shall have the right to convert each share into two (2) shares of the Company’s common stock, $0.001 par value per share.  The holder of the Series A Preferred Stock exercised the right of conversion on December 13, 2011, and 850,000 shares of common stock, $0.001 par value, were issued.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10.  Stockholders’ Deficit

During the nine months ended February 29, 2012, the Company issued the following shares of $0.001 par value common stock:

o
On June 17, 2011, 350,000 units to an accredited investor for a total purchase price of $700,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	On June 21, 2011, per terms of the Employment Agreement with Rod Place, Chief Operating Officer, 50,000 common shares valued at $87,500.

o
On August 17, 2011, per the terms of an investor relations contract, 150,000 shares of restricted common stock.  These shares were held in escrow until January 16, 2012 when the shares were distributed to the investor relations company and a value of $142,500..

o
On October 11, 2011, the Company entered into a separation agreement and release with Mr. Alex Chester wherein he agreed that as of October 20, 2011, he shall cease to be employed by the Company and any of its subsidiaries.  Pursuant to the separation agreement, the Company agreed to pay Mr. Chester a severance payment.  As a result of the severance agreement the net shares returned and cancelled were 546,240 and the Company paid $30,000 in severance payment.  The net value of the cancelled shares was based on the $30,000 severance payment made.  (See Note 4 “Changes in Management” for further information)

o
On November 3, 2011, per the terms of a consulting agreement, 150,000 shares of restricted common stock were issued.  The terms of the agreement stipulated that 50,000 shares would be earned upon full completion of three benchmarks.  The first benchmark was completed on August 2, 2011 of which 50,000 shares were valued based on the closing price of $1.20.  The second was completed on October 13, 2011, 50,000 shares were valued based on the closing price of $1.05.  The third benchmark was completed on November 16, 2011, 50,000 shares were valued at $1.22.  The total value of shares issued was determined to be $173,500 and was recorded as consulting expense.

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

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

o
On November 23, 2011, 25,000 units to an accredited investor for a total purchase price of $25,000, all of which was paid in cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o
On November 14, 2011, the Board of Directors of the Company approved the Certificate of Designation of “Series “A” Convertible Preferred Stock” and authorized the issuance of 425,000 shares of Preferred Stock at $0.001 par value designated as “Series “A” Convertible Preferred Stock” and 850,000 common stock purchase warrants exercisable at $3.00 to an accredited investor for $500,000.  The holder of the “Series “A” Convertible Preferred Stock” shall have the right to convert each share into two (2) shares of the Company’s common stock, $0.001 par value per share.  The investor  has since agreed to convert the preferred stock to 850,000 shares of common stock  and the share issued on December 13, 2011

o	On December 15, 2011, 124,240 shares of common stock for conversion of notes payable valued at $124,240 plus accrued interest of $4,113. The shares were valued at $129,210.

o
On December 15, 2011, 124,240 shares of common stock for consulting services valued at $121,755 to be expensed over one year beginning in December, 2011.  The Company expensed $27,020 for the consulting services during the three month period ended February 29, 2012.

o	On December 15, 2011, 10,000 shares of common stock to employees valued at $10,000 issued as a one time year-end bonus.

o	On January 9, 2012, 450,564 shares of common stock to settle a $495,620 stock payable.

o	On January 26, 2012, 150,000 units to an accredited investor for $150,000 cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	On January 26, 2012, 10,000 units to an accredited investor for $10,000 cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	On January 26, 2012, 10,000 units to an accredited investor cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o	On February 17, 2012, 100,000 units to an accredited investor for $50,000 cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

o	On February 17, 2012, 100,000 units to an accredited for $50,000 cash. Each unit consisted of one share of common stock and one three year warrant with an exercise price of $3.00.

o
On February 17, 2012, per consulting agreement, 177,000 shares of restricted common stock valued at $173,460 to be expensed over one year.  The Company recorded $28,514 of consulting expense during the three month period ended February 29, 2012.

o	On February 17, 2012, 40,000 shares of restricted stock to two independent contractors for consulting services, 20,000 each, valued at $40,000.

o	On February 29, 2012, 10,000 shares of restricted stock to an employee as a one-time bonus valued at $9,800.

o
On February 29, 2012, 50,000 shares of restricted stock to an independent contractor for consulting services valued at $50,000 to be expensed over one year.  The Company recorded $4,167 in consulting expense during the three month period ended February 29, 2012.

Stock Payable

During the nine months ended February 29, 2012, the Company received $12,000 cash for 13,500 shares of common stock that have not yet been issued.  The Company also recorded $3,973 for shares to be issued to an independent contractor per a year agreement.  These amounts were recorded to stock payable.

Deemed Distribution

On May 20, 2011, the Company entered into an asset purchase agreement with Elevate Communications, LLC a related party of the Company wherein the Company purchased various intangible assets with no carrying value for the value of $400,000. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the related party.  The Company offset the purchase price of $400,000 against a note receivable from the related party. The Company recorded a $100,480 reduction to additional paid in capital during the period ended May 31, 2011, which represents the receivable due from the related party on May 31, 2011.

On August 1, 2011, the Company signed a convertible promissory note in the amount of $450,000 with a shareholder of the Company for the purchase of various intangible assets consisting of developed software and other assets with no carrying value. The excess of the purchase price over the historical cost basis was recorded as a deemed distribution to the shareholder.

ELEVATE, INC.
(FORMERLY HIGHLAND BUSINESS SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.  Stock Options

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

During the quarter ended November 30, 2011, the Company sold a total of 1 unit to an investor for a total purchase price of $500,000.  The unit consisted of 425,000 shares of Series A convertible preferred stock and 850,000 warrants.  The warrants have an exercise price of $3 and expire in three years from the grant date.

During the quarter ended February 29, 2012, the Company sold a total of 370,000 units to several investors for a total purchase price of $270,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants have an exercise price of $3 and expire in three years from the grant date.

During the quarter ended February 29, 2012, the Company sold a total of 10,000 units to one investor for a total purchase price of $5,000.  Each unit consisted of 2 shares of common stock and 1 warrant.  The warrants have an exercise price of $3 and expire in three years from the grant date.

The following is a summary of the status of all of the Company’s stock warrants as of February 29, 2012 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	1,695,000	$3.00	2.59
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at February 29, 2012	1,695,000	$3.00	2.59
Exercisable at February 29, 2012	1,695,000	$3.00	2.59

The following is a summary of the status of all of the Company’s stock options as of February 29, 2012 and changes during the three months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 1, 2011	-	$0.00	-
Granted	1,200,000	$1.25	4.24
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at February 29, 2012	1,200,000	$1.25	4.24
Exercisable at February 29, 2012	700,000	$1.29	4.24

Note 12.  Subsequent Events

On March 6, 2012, the Company received $150,000 from an accredited investor for 300,000 units.  Each unit consists of one share of common stock and one three year warrant with an exercise price of $3.00.  The shares were issued on March 27, 2012.

On March 19, 2012, the Company received $450,000 from an accredited investor for 900,000 units.  Each unit consists of one share of common stock and one three year warrant with an exercise price of $3.00.  The shares were issued on March 27, 2012.

In March 2012, we issued 80,000 shares of restricted common stock to 1 consultant pursuant to a consulting agreement valued at $65,600.  The shares were issued on March 27, 2012.

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

Overview

Elevate is an emerging alternative in the network services industry that is pioneering the resurgence of customer-centric, relationship-based sales practices to the home and small business.  Our Direct Service Model, which leverages a network of field-based, independent technology experts to sell and service Elevate technologies, creates long-term customers by providing a consistently superior one-to-one brand interaction.

           Through our Smart Home technology, we provide subscribers with an array of wireline and wireless services for residential and small business customers.  Elevate owns and operates a cloud based billing and provisioning backbone that allows us to provide the latest advancements in broadband Internet, digital VoIP telephony, streaming entertainment, and mobile applications.  Elevate Smart Home is the first security system to monitor network services as well as traditional threats such as intrusion, medical emergency, fire and smoke, poison gas and weather related threats. Elevate offers its combined services packaged with take rate incentives and bundle discounts product and service configurations called “Stacks”.

At Elevate as you stack your services you save. When Stacked, our customers can save 20% over our competitors for like services. We are able to deliver savings while increasing performance through a combination of variable customer acquisition cost and fixed operating costs. Elevate is capable of building long-term value in each customer relationship through an unprecedented one-to-one, on-site, on demand ‘Direct Service’ model. Every Elevate customer becomes a fan because, not only do they know the name of the guy who sold them on the services, they have his cell phone number.

The Company is comprised of four key components that will contribute to our growth and sustainability:

1. THE STACK
The Elevate Stack consists of five subscription-based services:
1.	Elevate Broadband
2.	Elevate Digital Voice (VoIP)
3.	Elevate Entertainment (Retail relationships with top satellite entertainment companies)
4.	Elevate Smart Home
5.	Elevate Mobile

2. ELEVATE SOAR
Elevate SOAR is an intense, proprietary business development and personal improvement training series required to become an Elevate Certifiable Genius. SOAR consists of audio and video training courses combined with live training conferences, requisite continuing education and exclusive software tools. Every Elevate Certifiable Genius must pass through a rigorous education and certification process to achieve the moniker of Certifiable Genius.

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

4. THE ELEVATE 4G NETWORK
Elevate is working in partnership with the nation’s emerging players in the evolution of 4G terrestrial networking. We have recently introduced a nationwide WiMax 4G network offering through strategic partnership with Sprint. The evolution of terrestrial network is gaining mass adoption as consumer demand for always on, mobile broadband increases at unprecedented scale. The industry focus on 4G expansion is legendary as this disruptive technology becomes more pervasive and on its way to ubiquity.

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

Our purpose is to articulate a comprehensive marketing plan together with actionable initiatives that will enable us to reach more customers, inspire and engage in more meaningful customer relationships that are formed on trust created by real expertise and backed by an agile and dedicated team to ensure not one customer is ever unhappy. The Elevate experience breeds happiness and mutual satisfaction between subscribers and their dedicated Elevate team having their independent Certifiable Genius at its center.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended February 29, 2012 and February 28, 2011:

Revenues.  Sales revenues increased to $299,895 in the three months ended February 29, 2012 from $77,531 in the three months ended February 28, 2011, representing a 287% increase. The increase in revenues is a result of the implementation of the renewed sales channel.

Total Cost of Services.  Total direct cost of services increased $161,605, or 1,341%, to $173,653 in the three months ended February 29, 2012 from $12,048 for the three months ended February 28, 2011. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory and the payment of commissions to sales staff.

Legal and Professional.  Legal and professional expenses increased $17,797, or 39%, to $63,928 in the three months ended February 29, 2012 from $46,131 for the three months ended February 28, 2011. The increase in legal and professional fees was the result of an increase in accounting and legal fees associated with public company filings.

Selling, General and Administrative. Selling, general and administrative expenses increased $248,651, or 131%, to $438,378 for the three months ended February 29, 2012 from $189,727 for the three months ended February 28, 2011. The increase was the result of the addition of personnel and increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Consulting Expense - Stock Based. Consulting expense – stock based increased $79,885 or 100% in the three months ended February 29, 2012 from $0 for the three months ended February 28, 2011. The increase was the result of stock being issued for services in the period ended February 29, 2012 and no stock for services being issued in the period ended February 28, 2011.

Consulting Expense. Consulting expense increased $277,453 or 100% in the three months ended February 29, 2012 from $0 for the three months ended February 28, 2011. The increase was the result of the use of outside investment advisory firms to expand the Company’s ability to raise capital.

Depreciation. Depreciation expense decreased $222 or 12% to $1,564 in the three months ended February 29, 2012 from $1,786 for the three months ended February 28, 2011. The decrease was the result of the depreciation adjustments.

Net (Loss) from Operations. The Company had $734,966 in net loss from operations in the three months ended February 29, 2012, as compared to net loss from operations of $172,161 during the three months ended February 28, 2011. The increase was the result of the increase in total cost of sales, the addition of personnel, increased marketing costs, accounting and legal fees, and stock based compensation.

Interest Expense. Interest expense increased $2,837 or 69% to $6,950 in the three months ended February 29, 2012 from $4,113 for the three months ended February 28, 2011. The increase was the result of an increase in notes payables with interest accruals.

Net Loss. In the three months ended February 29, 2012, the Company generated a net loss of $740,331, an increase of $564,057 or 320%, from $176,274 for the three months ended February 28, 2011. This increase was attributable to the addition of personnel, increased marketing costs, accounting and legal fees and stock option expense.

Results of Operations for the Nine Months Ended February 29, 2012 and February 28, 2011:

Revenues. Sales revenues increased to $485,095 in the nine months ended February 29, 2012 from $162,201 in the nine months ended February 28, 2011, representing a 199% increase. The increase in revenues is a result of the implementation of the renewed sales channel.

Total Cost of Services.  Total cost of services increased $466,022, or 3,370%, to $479,853 in the nine months ended February 29, 2012 from $13,831 for the nine months ended February 28, 2011. The increase in the total cost of services is a result of the Company’s need to maintain inventory rather than being a distributor of non-owned inventory and the payment of commissions to sales staff.

Legal and Professional.  Legal and professional expenses increased $141,339, or 174%, to $222,630 in the nine months ended February 29, 2012 from $81,291 for the nine months ended February 28, 2011. The increase in legal and professional fees was the result of an increase in accounting and legal fees resulting from the asset purchase agreements and reverse merger.

Selling, General and Administrative. Selling, general and administrative expenses increased $839,416, or 182%, to $1,300,882 for the nine months ended February 29, 2012 from $461,466 for the nine months ended February 28, 2011. The increase was the result of the addition of personnel and increased insurance and marketing expenses as the Company pursued the expansion of the customer base to a larger geographical area.

Consulting Expense - Stock Based. Consulting expense – stock based increased $930,957 or 100% in the nine months ended February 29, 2012 from $0 for the nine months ended February 28, 2011. The increase was the result of stock options being issued in the period ended February 29, 2012 and no stock options being available in the period ended February 28, 2011.

Consulting Expense. Consulting expense increased $644,325 or 100% in the nine months ended February 29, 2012 from $0 for the nine months ended February 28, 2011. The increase was the result of the use of outside investment advisory firms to expand the Company’s ability to raise capital.

Depreciation. Depreciation expense increased $2,613 or 146% to $4,399 in the nine months ended February 29, 2012 from $1,786 for the nine months ended February 28, 2011. The increase was the result of the addition of the assets and the commencement of depreciation for the assets acquired.

Net Loss from Operations. The Company had $3,097,951 in net loss from operations in the nine months ended February 29, 2012, as compared to net loss from operations of $396,173 during the nine months ended February 28, 2011. The increase was the result of the increase in total cost of sales, the addition of personnel, increased marketing costs, accounting and legal fees, and stock based compensation.

Interest Expense. Interest expense increased $53,237 or 1,294% to $57,350 in the nine months ended February 29, 2012 from $4,113 for the nine months ended February 28, 2011. The increase was the result of an increase in notes payable with interest accruals.

Net Loss. In the nine months ended February 29, 2012, we generated a net loss of $3,150,505, an increase of $2,750,219 or 687%, from $400,286 for the nine months ended February 28, 2011. This increase was attributable to the addition of personnel, increased marketing costs, accounting and legal fees and stock option expense.

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

Liquidity and Capital Resources

As of February 29, 2012, we had no cash, $32,524 in accounts receivable, $427,620 in prepaid expenses, and $29,187 in inventory. The following table provides detailed information about our net cash flow for the nine months ended February 29, 2012 and 2011. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Nine months Ended February 29,
	2012	2011
Net cash used in operating activities	$(1,681,984)	$(272,684)
Net cash used in investing activities	(95,151)	(248,990)
Net cash provided by financing activities	1,777,135	519,512
Net increase/(decrease) in Cash	0	(2,162)
Cash, beginning of year	-	4,563
Cash, end of year	$0	$2,401

Operating activities

Net cash used in operating activities was $1,681,984 for the nine months ended February 29, 2012, as compared to $272,684 used in operating activities for the same period in 2011. The increase in net cash used in operating activities was primarily due to an increase in net loss, prepaid expense and inventory.  There were also increases in accounts payable and accrued expenses (accrued salaries and payroll taxes) which reduced the total amount of cash used in operating activities.

Investing activities

Net cash used in investing activities was $95,151 for the nine months ended February 29, 2012, as compared to $248,990 used in investing activities for the same period in 2011. The decrease in net cash used in investing activities was primarily due to the Company decreasing the purchase of equipment in the current period.

Financing activities

Net cash provided by financing activities for the nine months ended February 29, 2012 was $1,777,135, as compared to $519,512 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to issuance of common stock for cash.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of February 29, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances Pursuant to Subscription Agreements

In December 2011, we sold 170,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 3 accredited investors for a total purchase price of $170,000 all of which was paid in cash. The 170,000 shares of common stock were issued on January 26, 2012.

In February 2012, we sold 200,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 2 accredited investors for a total purchase price of $100,000 all of which was paid in cash. The 200,000 shares of common stock were issued on February 17, 2012.

In February 2012, we sold 10,000 units (each unit consists of 2 shares of our restricted common stock and 1 common stock warrant priced at $3.00 per share for up to 3 years) to 1 accredited invedstor for a total purchase price of $5,000 all of which was paid in cash.  The 10,000 shares of common stock have not yet been issued.

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

Stock Issuances Pursuant to Convertible Series A Preferred Stock

On December 13, 2011, we issued 850,000 shares of common stock pursuant to the conversion of Series “A” Preferred Stock.

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

Stock Issuances Pursuant to Convertible Notes

On December 15, 2011, 124,240 shares of common stock for conversion of notes payable of $124,240 plus accrued interest of $4,113.  The shares were valued at $129,086.

On January 9, 2012, we issued 450,564 shares of common stock pursuant to the conversion of a convertible promissory note with a stockholder of the Company.  The shares were valued at $495,620.

We made each of the aforementioned common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuances to Employees

On December 15, 2011, we issued 10,000 shares of common stock to employees valued at $10,000 as a year-end bonus for services performed.

On February 29, 2012, we issued 10,000 shares of our restricted common stock to an employee for services performed valued at $9,800.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuances Pursuant to Consulting Agreements

On December 15, 2011, the Company issued 124,240 shares of restricted common stock to 2 consultants for consulting services valued at $121,755.

On January 16, 2012, the Company released 150,000 shares of restricted common stock that had been held in escrow since issuance on August 17, 2011 until the completion of the consulting agreement valued at $142,500.

On February 17, 2012, the Company issued 217,000 shares of restricted common stock to 3 consultants pursuant to consulting agreements valued at $213,460.

On February 29, 2012, the Company issued 50,000 shares of restricted common stock to 1 consultant pursuant to a consulting agreement valued at $50,000.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Issuances

Stock Issuances Pursuant to Subscription Agreements

In March 2012, we sold 1,200,000 units (each unit consists of 1 share of our restricted common stock and 1 common stock purchase warrant priced at $3.00 per share for up to 3 years) to 2 accredited investors for a total purchase price of $600,000 all of which was paid in cash. The 1,200,000 shares of common stock were issued on March 27, 2012.

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

Stock Issuances Pursuant to Consulting Agreements

In March 2012, we issued 80,000 shares of restricted common stock to 1 consultant pursuant to a consulting agreement valued at $65,600.  The shares were issued on March 27, 2012.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended February 29, 2012.

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

ELEVATE, INC.

Date: April 23, 2012	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)