Form 10-Q/A
period 2012-02-29
Elevate, Inc.
filed 2012-04-24
CIK 1424415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to resolve errors related to the XBRL exhibit requirement. No other disclosure was changed as a result of this amendment.

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